Form 10-Q
period 1994-09-30
BALCOR PENSION INVESTORS
filed 1994-11-14
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-9198
                       ------



                             BALCOR PENSION INVESTORS
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-2943462
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                                 BALANCE SHEETS
                    September 30, 1994 and December 31, 1993
                                  (Unaudited)


                                     ASSETS

                                                     1994             1993
                                                --------------   --------------
Cash and cash equivalents                       $   6,271,299    $   5,184,665
Accounts and accrued interest receivable              828,620          220,897
                                                --------------   --------------
                                                    7,099,919        5,405,562
                                                --------------   --------------

Investment in loans receivable:
  Loans receivable - wrap-around mortgages         33,466,592       33,466,592
Less:
  Loans payable - underlying mortgages             23,891,041       24,246,054
  Allowance for potential loan losses               2,222,781        2,222,781
                                                --------------   --------------
Net investment in loans receivable                  7,352,770        6,997,757

Real estate held for sale (net of allowance
  of $1,288,000 in 1993)                            6,063,025        9,971,553
                                                --------------   --------------
                                                   13,415,795       16,969,310
                                                --------------   --------------
                                                $  20,515,714    $  22,374,872
                                                ==============   ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable           $     373,080    $     226,535
Due to affiliates                                      91,146           39,278
Other liabilities, principally real
  estate taxes and escrow deposits                    228,837          193,500
Mortgage notes payable                                575,301        3,057,594
                                                --------------   --------------
    Total liabilities                               1,268,364        3,516,907

Partners' capital (71,675 Limited
  Partnership Interests issued and
  outstanding)                                     19,247,350       18,857,965
                                                --------------   --------------
                                                $  20,515,714    $  22,374,872
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Interest on loans receivable                  $   2,079,024    $   3,331,103
  Less interest on loans payable -
    underlying mortgages                            1,275,369        1,713,732
                                                --------------   --------------
  Net interest income on loans receivable             803,655        1,617,371
  Income from operations of real estate
    held for sale                                     549,595          722,376
  Interest on short-term investments                  186,570           95,783
  Participation income                                                 171,936
                                                --------------   --------------
      Total income                                  1,539,820        2,607,466
                                                --------------   --------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest receivable                      2,500,000
  Mortgage servicing fees                              10,096           17,957
  General Partner management fees                      29,424           29,424
  Administrative                                      404,727          340,353
                                                --------------   --------------
      Total expenses                                  444,247        2,887,734
                                                --------------   --------------
Net income (loss) before gain on foreclosure
  of property                                       1,095,573         (280,268)

Gain on foreclosure of property                                         89,482
                                                --------------   --------------
Net income (loss)                               $   1,095,573    $    (190,786)
                                                ==============   ==============
Net income (loss) allocated to General Partner  $      10,956    $      (1,908)
                                                ==============   ==============
Net income (loss) allocated to Limited Partners $   1,084,617    $    (188,878)
                                                ==============   ==============
Net income (loss) per Limited Partnership
  Interest (71,675 issued and outstanding)      $       15.13    $       (2.64)
                                                ==============   ==============
Distributions to General Partner                $       7,356    $       7,356
                                                ==============   ==============
Distributions to Limited Partners               $     698,832    $   2,186,805
                                                ==============   ==============
Distributions per Limited Partnership Interest  $        9.75    $       30.51
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                  (Unaudited)

                                                     1994             1993
                                                --------------   --------------
Income:
  Interest on loans receivable                  $     662,847    $   1,318,069
  Less interest on loans payable -
    underlying mortgages                              423,111          556,222
                                                --------------   --------------
  Net interest income on loans receivable             239,736          761,847
  Income from operations of real estate
    held for sale                                      47,798           92,262
  Interest on short-term investments                   76,343           38,968
  Participation income                                                 123,057
                                                --------------   --------------
      Total income                                    363,877        1,016,134
                                                --------------   --------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest receivable                      2,000,000
  Mortgage servicing fees                               3,133            5,390
  General Partner management fees                       9,808            9,808
  Administrative                                      151,628          111,363
                                                --------------   --------------
      Total expenses                                  164,569        2,126,561
                                                --------------   --------------
Net income (loss) before gain on foreclosure
  of property                                         199,308       (1,110,427)

Gain on foreclosure of property                                         89,482
                                                --------------   --------------
Net income (loss)                               $     199,308    $  (1,020,945)
                                                ==============   ==============
Net income (loss) allocated to General Partner  $       1,993    $     (10,210)
                                                ==============   ==============
Net income (loss) allocated to Limited Partners $     197,315    $  (1,010,735)
                                                ==============   ==============
Net income (loss) per Limited Partnership
  Interest (71,675 issued and outstanding)      $        2.75    $      (14.10)
                                                ==============   ==============
Distribution to General Partner                 $       2,452    $       2,452
                                                ==============   ==============
Distribution to Limited Partners                $     232,944    $   1,720,917
                                                ==============   ==============
Distribution per Limited Partnership Interest   $        3.25    $       24.01
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                   (Unaudited)


                                                     1994             1993
                                                --------------   --------------
Operating activities:

  Net income (loss)                             $   1,095,573    $    (190,786)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating
    activities:
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                                          2,500,000
      Accrued interest income due at maturity                          (24,278)
      Gain on foreclosure of property                                  (89,482)
      Net change in:
        Accounts and accrued interest
          receivable                                 (607,695)         221,253
        Accounts and accrued interest payable         146,545         (484,990)
        Due to affiliates                              51,868          (22,271)
        Other liabilities                              35,337          166,454
                                                --------------   --------------
  Net cash provided by operating activities           721,628        2,075,900
                                                --------------   --------------
Investing activities:

  Collection of principal payments on
    loans receivable                                                 8,056,200
  Proceeds from property sale                       4,050,000
  Costs incurred in connection with
    the sale of real estate                          (121,500)
  Costs incurred in connection with
    real estate held for sale                                         (123,929)
  Condemnation proceeds                                                134,200
  Improvements to property                            (20,000)
                                                --------------   --------------
  Net cash provided by investing activities         3,908,500        8,066,471
                                                --------------   --------------
Financing activities:

  Distributions to Limited Partners                  (698,832)      (2,186,805)
  Distributions to General Partner                     (7,356)          (7,356)
  Principal payments on underlying
    loans and mortgage notes payable                 (383,448)        (645,218)
  Repayment of underlying loans and mortgage
    notes payable                                  (2,453,858)      (3,709,867)
                                                --------------   --------------
  Net cash used in financing activities            (3,543,494)      (6,549,246)
                                                --------------   --------------

Net change in cash and cash equivalents             1,086,634        3,593,125
Cash and cash equivalents at beginning
  of period                                         5,184,665        3,365,929
                                                --------------   --------------
Cash and cash equivalents at end of period      $   6,271,299    $   6,959,054
                                                ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. This reclassification has not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on mortgage notes payable of $72,493 and $473,788, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees             $ 9,284   $ 2,321      $ 5,872
    Property management fees             88,068    21,388        5,299
    General partner management fees      29,424     9,808        9,808
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       47,020    31,184       19,996
        Data processing                   7,552     5,150       12,792
        Investor communication           17,019    11,287        6,406
        Legal                             3,297     2,187        2,761
        Portfolio management             33,174    21,910       27,756
        Other                             1,787     1,185          456

4. Property Sale:

In April 1994, the Partnership sold the Emerald Ridge Apartments in Stone Mountain, Georgia to an unaffiliated party for a sale price of $4,050,000. In connection with the sale, the Partnership used a portion of the sale proceeds to repay the outstanding principal balance on the first mortgage loan collateralized by the property of $2,237,451 and incurred selling expenses of $121,500. The carrying value of the property at the date of the sale was approximately $3,928,500 net of an allowance of $1,288,000. For financial statement purposes, no gain or loss was recognized on the sale of this property.


5. Subsequent Event:

In October 1994, the Partnership paid a distribution of $232,944 ($3.25 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the third quarter of 1994.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors (the "Partnership") was formed in 1977 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $71,675,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-six loans. To date, the Partnership has distributed $1,672 per $1,000 Interest, of which $1,137 represents cash flow from operations and $535 represents a return of original capital. Currently, there are two loans outstanding in the Partnership's portfolio, and the Partnership is operating two properties acquired through foreclosure. In April 1994, the Partnership sold the Emerald Ridge Apartments to an unaffiliated party.

The Partnership's current objectives are to liquidate the remaining four investments and distribute the remaining proceeds to the partners. In keeping with this strategy, the Partnership is marketing Huntington Plaza and Nob Hill for sale, and assessing the possibility of selling its interest in the Waterford/Ferndale mortgage loan. The remaining loan, North Capital Building, matures in December 1995 at which time the Partnership expects to be repaid. It is anticipated that the Partnership will be terminated within the next two years.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

The Partnership recognized net income during the nine months and quarter ended September 30, 1994 as compared to a net loss during the same periods in 1993. This was caused by the recognition of a provision for potential losses during the nine months and quarter ended September 30, 1993 but not for the same periods in 1994. This was partially offset by decreases in net interest income on loans receivable and income from operations of real estate held for sale due to the transactions described below. Further discussion of the Partnership's operations are summarized below.

1994 Compared to 1993
- - ---------------------

Net interest income on loans receivable decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993 primarily due to the September 1993 receipt of approximately $442,000 of past due interest income relating to the Spring Hill Loan. The repayment of the Circle Hill and Spring Hill loans in June and September 1993, respectively and the foreclosures of the Huntington Plaza Shopping Center and Emerald Ridge Apartments in February and October 1993, respectively, also contributed to the decrease in net interest income on loans receivable during the nine months ended September 30, 1994. The Partnership's loan collateralized by the Waterford/Ferndale Centers in Pontiac, Michigan is on non-accrual status as of September 30, 1994. For non-accrual loans, income is recorded only as cash payments are received from borrowers. The funds advanced by the Partnership for this loan are approximately $1,500,000 representing approximately 2% of original funds advanced. The loan matured in November 1993 and the borrower did not make the payment due. See Liquidity and Capital Resources, below, for additional information.

Income from operations of real estate held for sale represents the net property operations of those properties acquired by the Partnership through foreclosure. In July 1993, titles to the Normandy Mall and Norwood Plaza shopping centers, which were generating income, were relinquished to the underlying lender. In addition, as a result of a November 1993 fire in one of the Nob Hill apartment buildings, there was decreased rental income during 1994 as compared to the same period in 1993. As a result, income from operations of real estate held for sale decreased during the nine months and quarter ended September 30, 1994 when compared to the same periods in 1993. These decreases in income were partially offset by income from Emerald Ridge Apartments which was acquired through foreclosure in October 1993 and sold in April 1994.

Increased cash available for investment resulting from the repayment of the Spring Hill loan in September 1993 and the sale of the Emerald Ridge Apartments in April 1994, was the primary reason for an increase in interest income on short-term investments during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Certain of the Partnership's loans provide for additional interest in the form of participations, usually consisting of either a share in the capital appreciation of the property securing the Partnership's loan and/or a share in the increase of gross income of the property above a certain level. The Partnership received participation income in connection with the 1993 repayments of the Circle Hill and Spring Hill loans.

The allowance for potential losses provides for potential loan losses and is based upon loan loss experience for similar loans and for the industry, upon prevailing economic conditions and the General Partner's analysis of specific loans in the Partnership's portfolio. No provision for potential losses was recognized during the nine months ended September 30, 1994. Allowances related to the Emerald Ridge Apartments in the amount of $1,288,000 were written off in connection with the sale of the property in April 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1994.

The Circle Hill and Spring Hill loan repayments and the acquisition through foreclosure of Emerald Ridge Apartments and Huntington Plaza resulted in decreased mortgage servicing fees during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership incurred higher accounting, portfolio management and other professional fees which resulted in an increase in administrative expenses during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership recognized a gain during the quarter ended September 30, 1993 for financial statement purposes of $89,482 in connection with the relinquishment of title to the Normandy Mall and Norwood Plaza shopping centers.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership increased as of September 30, 1994 when compared to December 31, 1993. The Partnership generated cash flow from its operating activities primarily from the operations of its properties and the net interest income earned on its loans receivable. This cash flow was partially offset by the payment of administrative expenses. In addition, the Partnership generated cash flow from investing activities primarily from the April 1994 sale of the Emerald Ridge Apartments. The Partnership used a portion of the cash flow provided by operating and investing activities to fund its financing activities which included the payment of regular quarterly distributions to the Limited Partners and the General Partner, the payment of principal on the underlying loan and mortgage notes payable, and the repayment of the underlying mortgage loans on the Emerald Ridge and Nob Hill apartment complexes.

During the nine months ended September 30, 1994 and 1993, the Nob Hill Apartments and the Huntington Plaza shopping center generated positive cash flow. Huntington Plaza, which does not have underlying debt, was acquired by the Partnership in February 1993. Emerald Ridge Apartments which was acquired by the Partnership in October 1993 and sold in April 1994, generated positive cash flow in 1993 and 1994 prior to being sold. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner will examine the terms of any mortgage loans collateralized by its properties, and may refinance or, in certain instances, use Partnership reserves to repay such loans. In April 1994, the Partnership repaid the underlying mortgage note collateralized by the Nob Hill Apartments in the amount of $216,407, on the maturity date of the loan.

Because of the current weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment penalties, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership because of the likelihood that the properties would not generate sufficient revenues to keep loan payments current.

The wrap-around loan collateralized by the Waterford/Ferndale Centers in Pontiac, Michigan matured in November 1993. The borrowers failed to make the payment due and one of the borrowers filed for protection under the U. S. Bankruptcy Code. The Partnership became aware of environmental problems developing at the Waterford Center, including the release of dry cleaning chemicals and the settlement of underlying land, causing damage to the property and parking lot. Due to the substantial costs of correcting these problems, the Partnership believes it is not in its best interests to take title to the properties. The Partnership is reviewing its options which include a sale of the loan to a third party, foreclosure of the properties or accepting a discounted payment of the loan.

In April 1994, the Partnership sold the Emerald Ridge Apartments in Stone Mountain, Georgia to an unaffiliated party for $4,050,000. In connection with the sale, the Partnership used a portion of the sale proceeds to repay the outstanding principal balance on the first mortgage loan collateralized by the property of $2,237,451 and incurred selling expenses of $121,500.

Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans and Cash Flow from property operations. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter prepayments and repayments will have the effect of reducing Cash Flow. When such proceeds and property sale proceeds are distributed, Limited Partners will receive a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on non-accrual status, modified or restructured.

In October 1994, the Partnership paid a distribution of $232,944 ($3.25 per Interest) to the holders of Limited Partnership Interests and $2,452 to the General Partner representing the quarterly distribution of available Cash Flow for the third quarter of 1994. The level of the regular distribution is consistent with the amount distributed for the first and second quarter of 1994. To date, Limited Partners have received distributions totaling $1,672 per $1,000 Interest, of which $1,137 represents Cash Flow from operations and $535 represents a return of original capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and property operations less payments on the underlying loans and mortgage loan, fees to the General Partner and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values. The Partnership's use of participations for loans receivable is intended to provide a hedge against the impact of inflation; sharing in cash flow or rental income and/or the capital appreciation of the properties collateralizing the loans should result in increases in the total yields on the loans as inflation rates rise.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- - -------------------------

Williams proposed class action
- - ------------------------------

With respect to the proposed class action lawsuit filed in the U.S. District Court, Northern District of Illinois (Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No. 90-C-0726), against the Partnership and certain affiliated entities, in May 1993, the Court issued an opinion and order denying the plaintiffs' motion for class certification based in part on the inadequacy of the individual plaintiffs representing the proposed class. Further, the Court granted the defendants' motion for certain sanctions against plaintiffs' counsel and ordered the plaintiffs' counsel to pay the defendants' attorneys' fees incurred with the class certification motion. The defendants filed a petition for reimbursement of their fees and costs from plaintiffs' counsel which remains pending. A motion previously filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied on August 18, 1994.

In July 1993, the Court gave plaintiffs leave to retain new counsel and to propose new individual class representatives. The plaintiffs retained new counsel and proposed three new individual class representatives. The defendants conducted discovery regarding the proposed new class representatives and, in February 1994, filed a response to the plaintiffs' latest motion for class certification. On July 29, 1994, the Court indicated an intent to certify a class relating to the plaintiffs' securities fraud claims, but gave leave for the defendants to file a further motion opposing class certification. On August 26, 1994, the defendants filed a motion which has been briefed. The motion remains pending.

Waterford Shopping Center and Ferndale Supermarket
- - --------------------------------------------------

As previously reported, the loan collateralized by wrap-around mortgages on the Waterford Shopping Center, Pontiac, Michigan and the Ferndale Supermarket, Ferndale, Michigan (together, the "Property") matured in November 1993 and the amount due was not paid. The Partnership exercised its assignment of rents so that rents were to be paid directly to the Partnership. The Partnership commenced non-judicial foreclosure proceedings and a foreclosure sale of the Property was scheduled for January 1994. However, one of the borrowers ("Daleford") commenced bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of New York, at Westbury, In re Daleford Associates, a New York Limited Partnership, Case No. 893-87224-22, which stayed the foreclosure sale. Daleford also filed an adversary proceeding against the Partnership, the holder of the first mortgage loan ("First Lender") and the tenants at the Property, seeking an injunction preventing the Partnership from collecting rents from the Property and requesting all rents collected by the Partnership to date.

Pursuant to a cash collateral order entered in February 1994, pending resolution of the adversary proceeding, net cash receipts from the Property were paid to the First Lender to make the monthly payments due under its loan, with the remaining receipts, along with all rents previously collected by the Partnership, placed in a segregated account held by the Partnership. On August 10, 1994, the Bankruptcy Court ruled that Daleford was not entitled to the rents from the Property. Subsequently, the Property's net cash receipts are being paid first to the First Lender to make the monthly payments under its loan, with the remainder placed in an escrow held by Daleford for the operations of the Property. The Partnership continues to maintain possession of the funds in the segregated account. Negotiations continue between the parties for a resolution of all matters.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 3(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated December 15, 1977 (Registration No. 2-60478) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-9198) are incorporated herein by reference.

(10) Agreement of sale relating to Emerald Ridge Apartments, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated January 28, 1994, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1994.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PENSION INVESTORS


                              By: /s/Thomas E. Meador
                                  -------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors, the General Partner

                              By: /s/Allan Wood
                                  -------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Mortgage Advisors, the General Partner

Date: November 28, 1994
      -----------------