Form 10-K
BALCOR PENSION INVESTORS
filed 1995-03-30
CIK 225075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-9198
                       ------

                            BALCOR PENSION INVESTORS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-2943462
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Pension Investors (the "Registrant") is a limited partnership formed in 1977 under the laws of the State of Illinois. The Registrant raised $71,675,000 from sales of Limited Partnership Interests. The Registrant's operations consist of investment in wrap-around mortgage loans and the operation of properties acquired through foreclosure, and all financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-six loans. A portion of the Mortgage Reductions generated by repayments was distributed to the holders of Limited Partnership Interests and the remainder was added to the Registrant's working capital reserves. As a result of the repayments, foreclosures and write-offs of thirty-four loans, the Registrant has two loans in its portfolio as of December 31, 1994. Six properties were acquired through foreclosure, of which three have been sold and one has been relinquished to the underlying lender through foreclosure. The Registrant has two properties in its portfolio as of December 31, 1994. See Item 2. Properties for additional information.

During 1994, the Registrant sold Emerald Ridge Apartments to an unaffiliated party. See Note 9 of Notes to Financial Statements for additional information.

During 1994, the Registrant repaid the mortgage note payable on Nob Hill Apartments. See Note 6 of Notes to Financial Statements for additional information.

The Registrant, by virtue of its ownership of real estate acquired through foreclosure, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Mortgage Advisors, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1994, the Registrant owns the two properties described below:

Location                      Description of Property
--------                      -----------------------

Huntington, Indiana           Huntington Plaza: a one-story regional shopping
                              center containing approximately 199,000 square feet located on approximately 18 acres.

Winter Park, Florida          Nob Hill Apartments - Phase I: a 200-unit
                              apartment complex located on approximately 10 acres.

The Registrant also owns a building at Normandy Mall located in Jacksonville, Florida.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Williams class action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.: 90-C-0726 (U. S. District Court, Northern District of Illinois) against the Registrant, the General Partner, The Balcor Company, Shearson Lehman Hutton, Inc., American Express Company, other affiliates, and seven affiliated limited partnerships (the "Related Partnerships") as defendants. The complaint alleges that the defendants violated Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests of the Registrant and the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants filed their answer, affirmative defenses and a counterclaim to the complaint. The defendants' counterclaim asserts claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover damages to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Further, the Court granted the defendants' motion for sanctions and ordered that plaintiffs' counsel pay certain of the defendants' attorneys' fees incurred with the class certification motion. In January 1995, the Court ordered the plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court.

The plaintiffs retained new co-counsel and proposed new class representatives. In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Registrant and the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification which was denied on December 21, 1994. The Court has ordered the parties to meet to discuss notice to the class and a schedule for discovery.

A motion filed by the plaintiffs seeking to dismiss the defendants' counterclaim for fraud was denied by the Court in August 1994.

The defendants intend to continue vigorously contesting this action. Management of each of the defendants believes they have meritorious defenses to contest the claims.

Waterford Shopping Center and Ferndale Supermarket
--------------------------------------------------

In 1980, the Registrant funded a $1,506,653 loan evidenced by a note in the amount of $4,000,000 and collateralized by a wrap-around mortgage on the Ferndale Supermarket. The loan is additionally collateralized by an interest in the Waterford Shopping Center (together with the Ferndale Supermarket, the "Property"). The loan matured in November 1993 and the amount due was not paid. The Registrant exercised its assignment of rents so that rents were paid directly to the Registrant. The Registrant commenced non-judicial foreclosure proceedings and a foreclosure sale of the Property was scheduled for January 1994. However, in December 1993, one of the borrowers commenced bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Eastern District of New York, at Westbury, in re Daleford Associates, a New York Limited Partnership, Case No. 893-87224-22, which stayed the foreclosure sale. The borrower also filed a proceeding against the Registrant, the holder of the first mortgage loan and the Property's tenants seeking an injunction preventing the Registrant from collecting rents and requesting the return of all rents collected by the Registrant. In August 1994, the Bankruptcy Court ruled that the borrower was not entitled to the Property's rents. Subsequently, however, the Property's net cash receipts are being paid to the first mortgage holder for monthly debt service, with the remainder placed in an escrow held by the borrower for the operations of the Property. The Registrant continues to maintain possession in a segregated account of all rents previously collected by it. The Registrant, first mortgage holder and the borrower continue to negotiate for a resolution of the outstanding matters, which may include a sale of the loan to a third party.

Normandy Mall
-------------

In February 1991, the Registrant acquired title to the Normandy Mall and Norwood Plaza shopping centers through foreclosure. In July 1993, title to the properties, with the exception of one building in Normandy Mall (the "Building"), was relinquished to the first mortgage holder pursuant to a settlement agreement. The first mortgage loan ("Loan") collateralized by the Building is held by a different third party lender. The Building has been vacant and, when title to the remainder of the properties was relinquished in 1993 and all cash flow ceased, the Registrant stopped debt service payments on the Loan.

On January 19, 1995, the lender commenced foreclosure proceedings in the Fourth Judicial Circuit Court, Duval County, Florida, Gulf Life Insurance Company vs. Normandy Norwood Limited Partnership, et al., Case No. 95-00334 CA. The Registrant is currently analyzing its options regarding the Building and the foreclosure action.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Statements of Partners' Capital and Item
7. Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 3,658.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total income        $2,055,694  $2,633,494  $2,662,072  $4,710,844  $5,330,071
Provision for poten-
  tial losses on
  loans, real
  estate and accrued
  interest receivable     None   1,988,000   2,750,000   2,500,000   3,000,000
Net income (loss)
  before gain on
  foreclosure of
  property           1,465,209      92,635    (862,690)    710,748      99,281
Net income (loss)    1,465,209     182,117    (862,690)    710,748      99,281
Net income (loss)
  per Limited Part-
  nership Interest
  outstanding            20.24        2.52      (11.92)       9.82        1.37
Total assets        20,512,471  22,374,872  32,538,628  33,200,526  47,679,854
Mortgage notes
  payable              575,301   3,057,594   9,247,419   5,658,601   9,022,639
Distributions per
  Limited Partner-
  ship Interest          13.00       53.76       43.16      154.00      182.75


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

Balcor Pension Investors (the "Partnership") recognized a provision for potential losses during 1993 but did not recognize a provision in 1994, which resulted in an increase in net income during 1994 as compared to 1993. This increase in net income was partially offset by a decrease in net interest income on loans receivable due to the 1993 loan repayments.

During 1993 and the latter part of 1992, the Partnership foreclosed on three properties which resulted in a decrease in net interest income on loans receivable, and an increase in operations of real estate held for sale. In addition, the provision for potential losses decreased during 1993 as compared to 1992. The combined effect of these transactions resulted in the Partnership recognizing net income during 1993 as compared to a net loss during 1992. Further discussion of the Partnership's operations are summarized below.

Operations
----------

1994 Compared to 1993
---------------------

The Spring Hill and Circle Hill loan repayments in 1993, were the primary reasons for the decrease in net interest income on loans receivable, and mortgage servicing fees, during 1994 as compared to 1993. The Waterford/ Ferndale Centers loan is on non-accrual status as of December 31, 1994. For non-accrual loans, income is recorded only as cash payments are received from borrowers. The original funds advanced by the Partnership for this loan were approximately $1,500,000. The loan matured in November 1993 and the borrower did not make the payment due. See Note 3 of Notes to Financial Statements and
Item 3. Legal Proceedings for additional information.

Income from operations of real estate held for sale represents the net property operations of those properties acquired by the Partnership through foreclosure. Income was generated from the Emerald Ridge Apartments which was acquired through foreclosure in October 1993 and sold in April 1994, and Huntington Plaza Shopping Center which was acquired in February 1993. As a result, income from operations of real estate held for sale increased during 1994 as compared to 1993. These increases in income were partially offset by decreased rental income as a result of a fire in November 1993 at one of the Nob Hill - Phase I apartment buildings. In addition, title to the Normandy Mall and Norwood Plaza, which were generating income due to the suspension of debt service payments, was conveyed to the underlying lender in July 1993.

Increased cash available for investment resulting from the repayment of the Spring Hill loan in September 1993 and the sale of the Emerald Ridge Apartments in 1994, was the primary reason for an increase in interest income on short-term investments during 1994 as compared to 1993.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis or performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provision for potential losses during 1994. In 1993, the Partnership recognized a provision for potential losses of $700,000 for its loans and $1,288,000 for its real estate held for sale. Allowances of $1,288,000 were written off in connection with the sale of the Emerald Ridge Apartments in April 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at December 31, 1994.

The Partnership recognized a gain of $89,482 in connection with the conveyance of title to the Normandy Mall and Norwood Plaza shopping centers during 1993. See Note 5 of Notes to Financial Statements for additional information.

1993 Compared to 1992
---------------------

Net interest income on loans receivable, and mortgage servicing fees, decreased during 1993 as compared to 1992 primarily due to the foreclosures of three properties in the latter part of 1992 and in 1993. The Partnership's Waterford/Ferndale centers loan was on non-accrual status as of December 31, 1993.

Income from operations of real estate held for sale represents the net property operations of those properties acquired by the Partnership through foreclosure. As a result of the timing of the foreclosures of the Nob Hill Apartments - Phase I and Huntington Plaza Shopping Center and the improvement in property operations at the Nob Hill Apartments - Phase I, income was recognized from operations of real estate held for sale during 1993 as compared to a loss during 1992.

The Partnership received additional participation income in connection with the 1993 loan repayments which resulted in an increase in participation income during 1993 as compared to 1992.

Increased cash available for investment resulting from the 1993 loan repayments was the primary reason for an increase in interest income on short term investments during 1993 as compared to 1992.

As a result of legal fees paid during 1992 relating to the property foreclosures, as well as lower accounting fees during 1993, administrative expenses decreased during 1993 as compared to 1992.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of December 31, 1994 when compared to December 31, 1993. Operating activities included cash flow from the operations of the Partnership's real estate held for sale and net interest income earned on its loans receivable, which were partially offset by the payment of administrative expenses. Investing activities consisted of funds received from the sale of the Emerald Ridge Apartments and funds used for improvements to Nob Hill Apartments - Phase I and Huntington Plaza shopping center. Financing activities included the payment of regular quarterly distributions to the Limited Partners and the General Partner, the payment of principal on the underlying loan and mortgage notes payable and the repayment of the underlying mortgage loans on the Emerald Ridge and Nob Hill - Phase I apartment complexes.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered to be significant once it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During 1994 and 1993, the Nob Hill Apartments - Phase I and Huntington Plaza shopping center generated positive cash flow. Emerald Ridge Apartments, which was acquired by the Partnership in October 1993 and sold in April 1994, generated a marginal deficit during 1993 and positive cash flow during 1994 prior to being sold. The Normandy Mall and Norwood Plaza shopping centers generated positive cash flow during 1993, due to the suspension of debt service payments, prior to being relinquished to the underlying lender in July 1993. Had the required debt service payments been made, the property would have generated a significant cash flow deficit. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. As of December 31, 1994, the occupancy rates were 90% and 83% at the Nob Hill Apartments - Phase I and Huntington Plaza, respectively.

The Waterford/Ferndale Centers wrap-around loan matured in November 1993. The borrowers failed to make the payment due and one of the borrowers filed for protection under the U.S. Bankruptcy Code. See Item 3. Legal Proceedings and
Note 3 of Notes to Financial Statements for additional information.

In April 1994, the Partnership repaid the Nob Hill Apartments - Phase I underlying mortgage note in the amount of $216,407. See Note 6 of Notes to Financial Statements for additional information.

In April 1994, the Partnership sold the Emerald Ridge Apartments to an unaffiliated party for $4,050,000. In connection with the sale, the Partnership used a portion of the sale proceeds to repay the outstanding principal balance of the first mortgage loan of $2,237,451. See Note 9 of Notes to Financial Statements for additional information.

Because of the weak real estate markets in certain cities and regions of the country, attributable to local and regional market conditions such as overbuilding and recessions in local economies and specific industry segments, certain borrowers have requested that the Partnership allow prepayment of mortgage loans. The Partnership has allowed some of these borrowers to prepay such loans, in some cases without assessing prepayment penalties, under circumstances where the General Partner believed that refusing to allow such prepayment would ultimately prove detrimental to the Partnership because of the likelihood that the properties would not generate sufficient revenues to keep loan payments current.

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

The Partnership paid distributions totaling $13.00 per Interest in 1994 as compared to $53.76 per Interest in 1993 and $43.16 per Interest in 1992. See Statements of Partners' Capital for additional information. Distributions were comprised of $13.00 per Interest of Cash Flow in 1994; $13.00 per Interest of Cash Flow and $40.76 per Interest of Original Capital in 1993; and $37.75 per Interest of Cash Flow and $5.41 per Interest of Original Capital in 1992. The returns of Original Capital were made from Mortgage Reductions received from various loan repayments. The level of Cash Flow distributions for 1994 is consistent with the amount distributed in 1993. The reduction of the Cash Flow distribution level in 1993 from 1992 can be attributed to the decrease in funds available for distribution due to the Partnership having received repayments of a number of loans where proceeds have been distributed to Limited Partners, thereby creating a smaller asset base from which to generate income. Including the distribution in January 1995, Limited Partners have received distributions totaling $1,674.91 per $1,000 Interest to date, of which $1,139.91 represents Cash Flow from operations and $535.00 represents a return of Original Capital.

In January 1995, the Partnership paid a distribution of $232,944 ($3.25 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Cash Flow for the fourth quarter of 1994. The level of the regular distribution is consistent with the amount distributed for the third quarter of 1994. In addition, during January 1995, the Partnership paid $2,452 to the General Partner as its distributive share of Cash Flow distributed for the fourth quarter of 1994. The General Partner anticipates that the level of cash flow distributions will increase in 1995.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and property operations less payments on the underlying loans and mortgage loans, fees to the General Partner and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur. It is anticipated that the Partnership will be terminated within the next two years.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the

Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------
See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments.

Ms. Goldberg has been designated as a Senior Human Resources Professional
(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Mortgage Advisors, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Neither Balcor Mortgage Advisors nor its officers own any Limited Partnership Interests of the Registrant.

Relatives and affiliates of the officers and partners of the General Partner do not own any additional Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
-------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership, and the Amended and Restated Certificate of Limited Partnership of Balcor Pension Investors, previously filed as Exhibits 3(a) and 3(b), respectively, to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated December 15, 1977 (Registration No. 2-60478) are hereby incorporated herein by reference.

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

(10) Agreement of sale relating to the sale of Emerald Ridge Apartments, Atlanta, Georgia, previously filed as Exhibit (2) to the Registrant's current Report on Form 8-K dated January 28, 1994, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS


                         By:  /s/Allan Wood
                              ----------------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Mortgage Advisors,
                              the General Partner

Date: March 30, 1995
      --------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   ------------------------------------ ------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
 /s/Thomas E. Meador     Advisors, the General Partner       March 30, 1995
--------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
    /s/Allan Wood        Advisors, the General Partner       March 30, 1995
--------------------                                         --------------
     Allan Wood

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Pension Investors:

We have audited the accompanying balance sheets of Balcor Pension Investors (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                                 ERNST & YOUNG LLP

Chicago, Illinois
March 21, 1995

                              BALCOR PENSION INVESTORS
                         (An Illinois Limited Partnership)

                                   BALANCE SHEETS
                             December 31, 1994 and 1993


                                      ASSETS


                                                    1994          1993
                                               ------------- -------------
Cash and cash equivalents                      $  6,226,192  $  5,184,665
Accounts and accrued interest receivable            748,024       220,897
                                               ------------- -------------
                                                  6,974,216     5,405,562
                                               ------------- -------------

Investment in loans receivable:
  Loans receivable - wrap-around mortgages       33,466,592    33,466,592
Less:
  Loans payable - underlying mortgages           23,768,581    24,246,054
  Allowance for potential loan losses             2,222,781     2,222,781
                                               ------------- -------------
Net investment in loans receivable                7,475,230     6,997,757

Real estate held for sale (net of allowance
  of $1,288,000 in 1993)                          6,063,025     9,971,553
                                               ------------- -------------
                                                 13,538,255    16,969,310
                                               ------------- -------------
                                               $ 20,512,471  $ 22,374,872
                                               ============= =============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts and accrued interest payable          $    323,430  $    226,535
Due to affiliates                                    85,232        39,278
Other liabilities, principally real estate
  taxes and escrow deposits                         146,918       193,500
Mortgage notes payable                              575,301     3,057,594
                                               ------------- -------------
    Total liabilities                             1,130,881     3,516,907

Partners' capital (71,675 Limited Partnership
   Interests issued and outstanding)             19,381,590    18,857,965
                                               ------------- -------------
                                               $ 20,512,471  $ 22,374,872
                                               ============= =============


  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS
                         (An Illinois Limited Partnership)

                          STATEMENTS OF PARTNERS' CAPITAL
               for the years ended December 31, 1994, 1993 and 1992



                                    Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1991     $ 26,530,493  $    (96,565) $ 26,627,058

Cash distributions (A)             (3,128,898)      (35,403)   (3,093,495)

Net loss for the year ended
  December 31, 1992                  (862,690)       (8,627)     (854,063)
                                 ------------- ------------- -------------
Balance at December 31, 1992       22,538,905      (140,595)   22,679,500

Cash distributions (A)             (3,863,057)       (9,808)   (3,853,249)

Net income for the year ended
  December 31, 1993                   182,117         1,821       180,296
                                 ------------- ------------- -------------
Balance at December 31, 1993       18,857,965      (148,582)   19,006,547

Cash distributions (A)               (941,584)       (9,808)     (931,776)

Net income for the year ended
  December 31, 1994                 1,465,209        14,652     1,450,557
                                 ------------- ------------- -------------
Balance at December 31, 1994     $ 19,381,590  $   (143,738) $ 19,525,328
                                 ============= ============= =============





(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                      1994          1993          1992
                                 ------------- ------------- -------------

               First Quarter     $       3.25  $       3.25  $      28.00
               Second Quarter            3.25          3.25          8.66
               Third Quarter             3.25         24.01          3.25
               Fourth Quarter            3.25         23.25          3.25


  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 -------------  ------------  ------------
Income:
  Interest on loans receivable   $  2,740,650  $  3,952,185  $  5,015,043
  Less interest on loans
    payable - underlying
    mortgages                       1,696,371     2,301,383     2,398,370
                                 ------------- ------------- -------------
  Net interest income on loans
    receivable                      1,044,279     1,650,802     2,616,673
  Income (loss) from operations
    of real estate held for sale      740,966       664,361      (131,692)
  Interest on short-term
    investments                       270,449       146,395       122,571
  Participation income                              171,936        54,520
                                 ------------- ------------- -------------
      Total income                  2,055,694     2,633,494     2,662,072
                                 ------------- ------------- -------------
Expenses:
  Provision for potential losses
    on loans, real estate and
    accrued interest receivable                   1,988,000     2,750,000
  Mortgage servicing fees              13,926        21,490        30,929
  General Partner management
    fees                               39,232        39,232        39,232
  Administrative                      537,327       492,137       704,601
                                 ------------- ------------- -------------
      Total expenses                  590,485     2,540,859     3,524,762
                                 ------------- ------------- -------------
Net income (loss) before gain
  on foreclosure of property        1,465,209        92,635      (862,690)

Gain on foreclosure of property                      89,482
                                 ------------- ------------- -------------
Net income (loss)                $  1,465,209  $    182,117  $   (862,690)
                                 ============= ============= =============
Net income (loss) allocated to
  General Partner                $     14,652  $      1,821  $     (8,627)
                                 ============= ============= =============
Net income (loss) allocated to
  Limited Partners               $  1,450,557  $    180,296  $   (854,063)
                                 ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (71,675
  issued and outstanding)        $      20.24  $       2.52  $     (11.92)
                                 ============= ============= =============


  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992


                                      1994          1993          1992
                                 ------------- ------------- -------------
Operating activities:
  Net income (loss)              $  1,465,209  $    182,117  $   (862,690)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable                       1,988,000     2,750,000
      Accrued interest income
        due at maturity                             (24,278)      (42,757)
      Gain on foreclosure of
        property                                    (89,482)
      Net change in:
        Accounts and accrued
          interest receivable        (527,099)      333,330         6,915
        Accounts and accrued
          interest payable             96,895      (327,781)      399,424
        Due to affiliates              45,954       (18,256)     (745,328)
        Other liabilities             (46,582)      143,151       134,978
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities            1,034,377     2,186,801     1,640,542
                                 ------------- ------------- -------------
Investing activities:
  Collection of principal
    payments on loans receivable                  8,056,200     1,145,139
  Proceeds from property sale       4,050,000
  Costs incurred in connection
    with the sale of real estate     (121,500)
  Costs incurred in connection
    with real estate held for sale                 (340,465)     (244,698)
  Improvements to property            (20,000)
  Condemnation proceeds                             134,200
                                 ------------- ------------- -------------
  Net cash provided by
    investing activities            3,908,500     7,849,935       900,441
                                 ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                         (931,776)   (3,853,249)   (3,093,495)
  Distributions to General
    Partner                            (9,808)       (9,808)      (35,403)
  Principal payments on
    underlying loans and
    mortgage notes payable           (505,908)     (645,076)   (1,014,998)
  Repayment of underlying loans
    and mortgage notes payable     (2,453,858)   (3,709,867)
                                 ------------- ------------- -------------
  Cash used in financing
    activities                     (3,901,350)   (8,218,000)   (4,143,896)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                       1,041,527     1,818,736    (1,602,913)

Cash and cash equivalents at
  beginning of period               5,184,665     3,365,929     4,968,842
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of period                  $  6,226,192  $  5,184,665  $  3,365,929
                                 ============= ============= =============







  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lender only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(b) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the collateral property securing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

Various loan agreements provide for participation by the Partnership in increases in value of the collateral property when the loan is repaid or refinanced. In addition, certain loan agreements allow the Partnership to receive a percentage of rental income exceeding base amount. Participation income is reflected in the accompanying Statements of Income and Expenses when received.

Income from operations of real estate owned is reflected in the accompanying Statements of Income and Expenses net of related direct operating expenses.

(c) Allowances are recorded through charges to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of impairment are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations.

When the General Partner believes the likelihood of foreclosure is more than remote, a loss provision is recorded if the loan balance exceeds the estimated fair value of the collateral property less costs of disposal. Upon foreclosure, actual losses are charged to the allowance and the fair value of the property is transferred to real estate held for sale. Determinations of fair value at any point in time represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. An allowance for loss is recorded when a decline in the value of the property owned is believed to be temporary. Impairment in value considered to be permanent results in the direct writedown of the property's carrying value to its estimated fair value.

(d) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(e) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(f) Several reclassifications have been made to the previously reported 1993 financial statements to conform with the classification used in 1994 including the reclassification of "loans in substantive foreclosure" to loans to conform with the provisions of Statement of Financial Accounting Standards No.114 which was adopted as of January 1, 1994. These reclassifications have not changed the

1993 results.

2. Partnership Agreement:

The Partnership was organized in October 1977. The Partnership Agreement provides for Balcor Mortgage Advisors to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $1,000 per Interest up to a maximum of 100,000 Interests, 71,675 of which were sold prior to January 9, 1981, the termination date of the offering.

The Partnership Agreement provides that the General Partner or an affiliate of the General Partner will service the Partnership's loans and will receive mortgage servicing fees at an annual rate equal to 1/4 of 1% of the amounts advanced by the Partnership and outstanding from time to time. The General Partner will receive a management fee equal to 4% of the Cash Flow distributed when and as cash distributions are made to the Limited Partners. The General Partner is also reimbursed for certain expenses incurred in the day-to-day operations of the Partnership. In addition, the General Partner may receive an incentive partnership management fee of 10% of distributed Cash Flow subordinated on an annual basis to a 14% per annum Non-Cumulative Distribution to Limited Partners on Adjusted Original Capital. See Note 8 of Notes to Financial Statements for amounts paid or payable to the General Partner for these fees and services.

All profits and losses of the Partnership are allocated 99% to the capital accounts of the Limited Partners and 1% to the capital account of the General Partner. The General Partner also receives a 1% distributive share of Cash Flow distributed when and as distributions are made to Limited Partners.

3. Investment in Loans Receivable:

(a) The North Capital Office Building wrap-around loan receivable had a balance of $30,443,927 at December 31, 1994. Current monthly payments of $207,027 at 8.14% are due through maturity in December 1995. The Partnership may receive additional payments from the borrower representing participation in the operating results of the collateral property which exceed specified levels and a share in the appreciation of the collateral property upon repayment or refinancing. The underlying loan had a balance of $22,015,362 at December 31, 1994. Current monthly payments of $167,639 at 6.887% are due through maturity in December 1995.

(b) The Waterford/Ferndale Shopping Center wrap-around loan receivable had a balance of $3,022,665 at December 31, 1994. The underlying loan payable has a balance of $1,753,220 at December 31, 1994. These loans matured in November 1993. The borrowers failed to make the payment due and one of the borrowers filed for protection under the U.S. Bankruptcy Code. The Partnership is reviewing its options which may include a sale of the loan to a third party.

Loans are classified as non-accrual as a result of noncompliance with the terms of the respective loan agreement and are hereinafter referred to as impaired loans. Net interest income relating to the impaired loans would have been $247,284 in 1994, $632,370 in 1993 and $802,662 in 1992. Net interest income included in the accompanying statement of Income and Expenses amounted to $90,605 in 1994, $574,335 in 1993 and $725,975 in 1992.

The Waterford/Ferndale Shopping Center impaired loan balance of $3,022,665 at December 31, 1994 includes a related allowance for losses of $569,000. The average recorded investment in the impaired loan during the year ended December 31, 1994 was $3,022,665.

4. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1994 is described in the table below:

                                    1994          1993          1992
                                ------------  -----------    -----------

   Loans:
     Balance at beginning of
      year                      $ 2,222,781   $ 2,772,781    $ 2,732,781
     Provision charged to
      income                                      700,000         40,000
     Charge-off of losses                      (1,250,000)
                                ------------  -----------    -----------
     Balance at the end of
      the year                  $ 2,222,781   $ 2,222,781    $ 2,772,781
                                ============  ===========    ===========


   Real Estate Held for Sale:
     Balance at beginning of
      year                      $ 1,288,000   $      None    $ 1,600,000
     Provision charged to
      income                                    1,288,000      2,710,000
     Charge-off of losses        (1,288,000)                  (4,310,000)
                                -----------   -----------    -----------
     Balance at the end of
      the year                  $      None   $ 1,288,000    $      None
                                ===========   ===========    ==========

Included in the 1992 charge-off of losses are amounts reflecting the Partnership's adoption of Statement of Position 92-3, "Accounting for Foreclosed Assets" which required the Partnership to adjust the carrying amounts of its real estate held for sale and loans previously classified as in substantive foreclosure to the lower of fair value of the asset less estimated costs to sell, or the cost of the asset. This change had no effect on the results of operations of the Partnership in 1992 since the Partnership had previously recorded these allowances to reflect declines in the value of the real estate and loans.

5. Disposition of Property Acquired through Foreclosure:

In February 1991, the Partnership acquired title to the Normandy Mall and Norwood Plaza shopping centers through foreclosure. These properties had two underlying mortgage loans from separate lenders. One loan related to one of the buildings within Normandy Mall and the other underlying loan related to the remainder of the property. In July 1993, title to these properties, with the exception of the one building within Normandy Mall discussed above, was conveyed to the lender pursuant to a settlement agreement. In connection with the conveyance of title, the Partnership wrote-off the carrying value of the properties of $2,419,528, the outstanding mortgage loan payable balance of $2,419,528 and other liabilities of $89,482. The Partnership recognized a gain for financial statement purposes of $89,482. The Partnership still holds title to the one building within Normandy Mall. The building has been vacant and, when title to the remainder of the properties was relinquished in 1993 and cash flow ceased, the Partnership stopped debt service payments. In January 1995, the lender commenced foreclosure proceedings to acquire the building.

6. Mortgage Notes Payable:

Mortgage notes payable at December 31, 1994 and 1993 consisted of the following:

                     Carrying   Carrying
                     Amount of  Amount of  Current   Current   Final  Estimated
                      Note at    Note at   Monthly  Interest  Maturity Balloon
    Property         12/31/94   12/31/93   Payment    Rate     Date    Payment
----------------     --------   --------  --------  --------  ------- ---------

Real estate held for sale:
--------------------------
Apartments:

Nob Hill -
  Phase I                   (A) $  240,395
Emerald Ridge               (B)  2,241,898

Shopping Centers:

Normandy Mall         $575,301     575,301     (C)   (C)         (C)   $575,000
                    ----------  ----------

Total                 $575,301  $3,057,594
                    ==========  ==========

(A) In April 1994, the Partnership repaid this loan.

(B) In April 1994, the Partnership sold the property related to this loan to an unaffiliated party. See Note 10 of Notes to Financial Statement for additional information.

(C) This first mortgage loan relates to one of the buildings within Normandy Mall. See Note 5 of Notes to Financial Statements for additional information.


Real estate held for sale with an aggregate carrying value of $575,301 at December 31, 1994 was pledged as collateral for repayment of this mortgage loan.

During the years ended December 31, 1994, 1993 and 1992, the
Partnership incurred interest expense on the mortgage notes payable of $72,493,
$718,122 and $535,867 and paid interest expense of $72,493,      $559,598 and
$535,867, respectively.

7. Management Agreements:

As of December 31, 1994, both properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential property and 3% to 6% of gross operating receipts for the commercial property.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended         Year Ended         Year Ended
                             12/31/94            12/31/93           12/31/92
                          --------------     ---------------    ---------------
                           Paid   Payable    Paid    Payable    Paid    Payable
                          ------  -------   ------   -------   ------   -------

Mortgage servicing fees   $17,477  $1,161   $19,129   $4,712  $31,877    $2,351
Property management fees
  (A)                      84,507    None   109,753   10,850   86,830     9,616
General Partner manage-
  ment fees (B)            39,232   9,808    39,232    9,808  799,343     9,808
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             64,966  27,448    56,698    4,680   74,546     5,780
    Data processing        21,334   3,097    13,913    3,601   15,575     1,244
    Investor communica-
      tions                23,761   8,320    20,526    1,695   27,010     2,095
    Legal                   7,586   3,252     3,980      328    5,867       455
    Portfolio management   44,197  25,227    39,844    3,426   31,494     2,442
    Property sales
     administration           137   4,262    26,571     None    3,636    23,114
    Other                   9,870   2,657     2,156      178    8,189       629


(A) Allegiance Realty Group, Inc. an affiliate of the General Partner, managed all of the Partnership's properties until the affiliate was sold to a third party in November 1994.

(B) The amounts paid in 1992 include incentive management fees of $657,723 for 1991, earned by the General Partner in accordance with the Partnership Agreement since Limited Partners received a 14% Non-Cumulative Distribution in 1991. The incentive management fees equal 10% of total Cash Flow distributed in 1991 and were recognized by the Partnership during the fourth quarter of 1991.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $27,195, $18,210 and $16,637 for 1994, 1993 and 1992, respectively.

9. Real Estate Held for Sale:

The Partnership acquired the Emerald Ridge Apartments and the Huntington Plaza shopping center through foreclosure in 1993 and the Nob Hill Apartments - Phase I in 1992. The Partnership recorded the costs of the properties at $5,959,457 and $3,052,556 in 1993 and 1992, respectively. These amounts represented the outstanding loan balances plus any accrued interest receivable. In addition, the Partnership increased the basis of the properties by $295,213 and $193,248 in 1993 and 1992, respectively, for certain other receivables, liabilities, escrows and costs recognized or incurred in connection with the foreclosure. At the date of foreclosure, the property was transferred to real estate held for sale at its fair value, net of any allowances previously recorded.

During April 1994, the Partnership sold the Emerald Ridge Apartments to an unaffiliated party for a sale price of $4,050,000. From the proceeds of the sale, the Partnership paid $2,237,451 in full satisfaction of the property's first mortgage loan. The basis of the property was approximately $3,928,500 net of an allowance of $1,288,000. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property.

10. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. Although the outcome of these matters is not presently determinable, it is management's opinion that the ultimate outcome should not have a material adverse affect on the financial position of the Partnership. Management of the defendants believes they have meritorious defenses to contest the claims.

11. Subsequent Event:

In January 1995, the Partnership paid a distribution of $232,944 ($3.25 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Cash Flow for the fourth quarter of 1994.