Form 10-Q
period 1995-03-31
BALCOR PENSION INVESTORS
filed 1995-05-09
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-9198
                       ------



                            BALCOR PENSION INVESTORS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-2943462
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
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

                                  BALANCE SHEETS
                        March 31, 1995 and December 31, 1994
                                   (Unaudited)


                                     ASSETS

                                                    1995          1994
                                               ------------- -------------
Cash and cash equivalents                      $  6,128,152  $  6,226,192
Accounts and accrued interest receivable            831,377       748,024
                                               ------------- -------------
                                                  6,959,529     6,974,216
                                               ------------- -------------

Investment in loans receivable:
  Loans receivable - wrap-around mortgages       33,466,592    33,466,592
Less:
  Loans payable - underlying mortgages           23,644,001    23,768,581
  Allowance for potential loan losses             2,222,781     2,222,781
                                               ------------- -------------
Net investment in loans receivable                7,599,810     7,475,230

Real estate held for sale                         6,063,025     6,063,025
                                               ------------- -------------
                                                 13,662,835    13,538,255
                                               ------------- -------------
                                               $ 20,622,364  $ 20,512,471
                                               ============= =============



                         LIABILITIES AND PARTNERS' CAPITAL



Accounts and accrued interest payable          $    193,160  $    323,430
Due to affiliates                                   111,928        85,232
Other liabilities, principally real
  estate taxes and escrow deposits                  191,353       146,918
Mortgage note payable                               575,301       575,301
                                               ------------- -------------
    Total liabilities                             1,071,742     1,130,881

Partners' capital (71,675 Limited
  Partnership Interests issued and
  outstanding)                                   19,550,622    19,381,590
                                               ------------- -------------
                                               $ 20,622,364  $ 20,512,471
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES
                   for the quarters ended March 31, 1995 and 1994
                                   (Unaudited)


                                                    1995          1994
                                               ------------- -------------
Income:
  Interest on loans receivable                 $    661,625  $    797,864
  Less interest on loans payable -
    underlying mortgages                            418,880       427,149
                                               ------------- -------------
  Net interest income on loans receivable           242,745       370,715
  Income from operations of real estate
    held for sale                                   220,307       223,754
  Interest on short-term investments                 85,059        44,445
                                               ------------- -------------
      Total income                                  548,111       638,914
                                               ------------- -------------
Expenses:
  General Partner management fees                     9,808         9,808
  Administrative                                    133,875       129,055
                                               ------------- -------------
      Total expenses                                143,683       138,863
                                               ------------- -------------
Net income                                     $    404,428  $    500,051
                                               ============= =============
Net income allocated to General Partner        $      4,044  $      5,001
                                               ============= =============
Net income allocated to Limited Partners       $    400,384  $    495,050
                                               ============= =============
Net income per Limited Partnership
  Interest (71,675 issued and outstanding)     $       5.59  $       6.91
                                               ============= =============
Distribution to General Partner                $      2,452  $      2,452
                                               ============= =============
Distribution to Limited Partners               $    232,944  $    232,944
                                               ============= =============
Distribution per Limited Partnership
  Interest                                     $       3.25  $       3.25
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                              BALCOR PENSION INVESTORS
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
                   for the quarters ended March 31, 1995 and 1994
                                    (Unaudited)



                                                    1995          1994
                                               ------------- -------------
Operating activities:
  Net income                                   $    404,428  $    500,051
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                (83,353)      (78,347)
        Accounts and accrued interest
          payable                                  (130,270)      (52,249)
        Due to affiliates                            26,696        50,435
        Other liabilities                            44,435        53,214
                                               ------------- -------------
  Net cash provided by
    operating activities                            261,936       473,104
                                               ------------- -------------

Financing activities:
  Distribution to Limited Partners                 (232,944)     (232,944)
  Distribution to General Partner                    (2,452)       (2,452)
  Principal payments on underlying
    loan                                           (124,580)     (156,860)
                                               ------------- -------------
  Cash used in financing activities                (359,976)     (392,256)
                                               ------------- -------------

Net change in cash and cash equivalents             (98,040)       80,848
Cash and cash equivalents at beginning
  of period                                       6,226,192     5,184,665
                                               ------------- -------------
Cash and cash equivalents at end
  of period                                    $  6,128,152  $  5,265,513
                                               ============= =============

  The accompanying notes are an integral part of the financial statements.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been the made to the previously reported 1994 statements in order to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995, the Partnership did not incur or pay interest expense on mortgage notes payable. During the quarter ended March 31, 1994, the Partnership incurred interest expense on mortgage notes payable of $64,759 and paid interest expense of $44,716.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                        Paid       Payable
                                    -----------   --------

    Mortgage servicing fees             $ 3,481   $ 1,162
    General Partner management fees       9,808     9,808
    Reimbursement of expenses to
      the General Partner, at cost:        None   100,958

4. Subsequent Event:

In April 1995, the Partnership paid a distribution of $358,375 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the first quarter of 1995.

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors (the "Partnership") was formed in 1977 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $71,675,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-six loans. Currently, the Partnership has two loans and two properties in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

1995 Compared to 1994
- ---------------------

Net interest income on loans receivable decreased during the quarter ended March 31, 1995 as compared to the same period in 1994 primarily due to reduced payments on the Waterford/Ferndale Centers loan which is on non-accrual status. For non-accrual loans, income is recorded only as cash payments are received from borrowers. The funds advanced by the Partnership for this loan are approximately $1,500,000. The loan matured in November 1993 and the borrower did not make the payment due. See Liquidity and Capital Resources, below, for additional information.

Primarily as a result of higher interest rates earned on short-term investments, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis or performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provision for potential losses during the quarter ended March 31, 1995 and 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at March 31, 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of March 31, 1995 when compared to December 31, 1994. Operating activities included cash flow from the operations of the Partnership's real estate held for sale and net interest income earned on its loans receivable and short-term investments, which were partially offset by the payment of administrative expenses. Financing activities included the payment of regular quarterly distributions to the Limited Partners and the General Partner, and the payment of principal on the underlying loan.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the quarters ended March 31, 1995 and 1994, the Nob Hill Apartments - Phase I and Huntington Plaza shopping center generated positive cash flow. Emerald Ridge Apartments generated positive cash flow during the quarter ended March 31, 1994 prior to being sold in April 1994. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. As of March 31, 1995, the occupancy rates were 90% and 82% at the Nob Hill Apartments - Phase I and Huntington Plaza, respectively.

The Waterford/Ferndale Centers wrap-around loan matured in November 1993. The borrowers failed to make the payment due and one of the borrowers filed for protection under the U.S. Bankruptcy Code. The Partnership continues to negotiate for a resolution of the outstanding matters, which may include a sale of the loan to a third party.

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

In April 1995, the Partnership paid a distribution of $358,375 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Cash Flow for the first quarter of 1995. In addition, during April 1995, the Partnership paid $3,772 to the General Partner as its distributive share of Cash Flow distributed for the first quarter of 1995. The level of the regular quarterly distribution increased from the amount distributed for the fourth quarter of 1994. To date, Limited Partners have received cumulative distributions of $1,679.91 per $1,000 Interest, of which $1,144.91 represents cash flow from operations and $535 represents a return of original capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and property operations less payments on the underlying loans and mortgage loans, fees to the General Partner and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur. It is anticipated that the Partnership will be terminated within the next twelve to eighteen months.

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

                            BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR PENSION INVESTORS



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors, the General Partner



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Mortgage Advisors, the
                                  General Partner



Date: May 8, 1995
      ---------------------------