Form 10-Q
period 1995-06-30
BALCOR PENSION INVESTORS
filed 1995-08-03
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-9198
                       ------


                             BALCOR PENSION INVESTORS
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-2943462
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


2355 Waukegan Road
Bannockburn, Illinois                                    60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                               BALCOR PENSION INVESTORS
                          (An Illinois Limited Partnership)
                                    BALANCE SHEETS
                         June 30, 1995 and December 31, 1994
                                     (Unaudited)
                                       ASSETS


                                                   1995            1994
                                               ------------   -------------
     Cash and cash equivalents                 $ 5,787,712    $  6,226,192
     Accounts and accrued interest receivable      782,979         748,024
                                               ------------   -------------
                                                 6,570,691       6,974,216
                                               ------------   -------------
     Investment in loans receivable:
       Loans receivable - wrap-around mortgages 33,466,592      33,466,592
     Less:
       Loans payable - underlying mortgages     23,517,264      23,768,581
       Allowance for potential loan losses       2,222,781       2,222,781
                                               ------------   -------------
     Net investment in loans receivable          7,726,547       7,475,230
     Real estate held for sale                   6,063,025       6,063,025
                                               ------------   -------------
                                                13,789,572      13,538,255
                                               ------------   -------------
                                               $20,360,263    $ 20,512,471
                                               ============   =============


                            LIABILITIES AND PARTNERS' CAPITAL


     Accounts and accrued interest payable     $   188,898    $    323,430
     Due to affiliates                              42,015          85,232
     Other liabilities, principally real
       estate taxes and escrow deposits            183,486         146,918
     Mortgage note payable                         575,301         575,301
                                               ------------   -------------
         Total liabilities                         989,700       1,130,881
     Partners' capital (71,675 Limited
       Partnership Interests issued and
       outstanding)                             19,370,563      19,381,590
                                               ------------   -------------
                                               $20,360,263    $ 20,512,471
                                               ============   =============



      The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                      (An Illinois Limited Partnership)
                      STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                 (Unaudited)


                                                1995             1994
                                           ---------------  --------------
Income:
  Interest on loans receivable             $   1,323,249    $   1,416,177
  Less interest on loans payable -
    underlying mortgages                         835,602          852,258
                                           ---------------  --------------
  Net interest income on loans receivable        487,647          563,919
  Income from operations of real estate
    held for sale                                327,901          501,797
  Interest on short-term investments             169,850          110,227
                                           ---------------  --------------
      Total income                               985,398        1,175,943
                                           ---------------  --------------
Expenses:
  General Partner management fees                 49,795           19,616
  Administrative                                 349,087          260,062
                                           ---------------  --------------
      Total expenses                             398,882          279,678
                                           ---------------  --------------
Net income                                 $     586,516    $     896,265
                                           ===============  ==============
Net income allocated to General Partner    $       5,865    $       8,963
                                           ===============  ==============
Net income allocated to Limited Partners   $     580,651    $     887,302
                                           ===============  ==============
Net income per Limited Partnership
  Interest (71,675 issued and outstanding) $        8.10    $       12.38
                                           ===============  ==============
Distributions to General Partner           $       6,224    $       4,904
                                           ===============  ==============
Distributions to Limited Partners          $     591,319    $     465,888
                                           ===============  ==============
Distributions per Limited Partnership
  Interest                                 $        8.25    $        6.50
                                           ===============  ==============




   The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                      (An Illinois Limited Partnership)
                      STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)


                                                1995             1994
                                           ---------------  --------------
Income:
  Interest on loans receivable             $     661,624    $     618,313
  Less interest on loans payable -
    underlying mortgages                         416,722          425,109
                                           ---------------  --------------
  Net interest income on loans receivable        244,902          193,204
  Income from operations of real estate
    held for sale                                107,594          278,043
  Interest on short-term investments              84,791           65,782
                                           ---------------  --------------
      Total income                               437,287          537,029
                                           ---------------  --------------
Expenses:
  General Partner management fees                 39,987            9,808
  Administrative                                 215,212          131,007
                                           ---------------  --------------
      Total expenses                             255,199          140,815
                                           ---------------  --------------
Net income                                 $     182,088    $     396,214
                                           ===============  ==============
Net income allocated to General Partner    $       1,821    $       3,962
                                           ===============  ==============
Net income allocated to Limited Partners   $     180,267    $     392,252
                                           ===============  ==============
Net income per Limited Partnership
  Interest (71,675 issued and outstanding) $        2.51    $        5.47
                                           ===============  ==============
Distribution to General Partner            $       3,772    $       2,452
                                           ===============  ==============
Distribution to Limited Partners           $     358,375    $     232,944
                                           ===============  ==============
Distribution per Limited Partnership       $        5.00    $        3.25
  Interest                                 ===============  ==============






   The accompanying notes are an integral part of the financial statements.

                          BALCOR PENSION INVESTORS
                     (An Illinois Limited Partnership)
                          STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                (Unaudited)


                                            1995            1994
                                        -------------  -------------
Operating activities:
  Net income                            $    586,516    $   896,265
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                         (34,955)      (613,541)
        Accounts and accrued interest
          payable                           (134,532)       (66,952)
        Due to affiliates                    (43,217)        73,172
        Other liabilities                     36,568        (14,416)
                                        -------------   -------------
  Net cash provided by operating
    activities                               410,380        274,528
                                        -------------   -------------
Investing activities:
  Proceeds from property sale                             4,050,000
  Costs incurred in connection with
    the sale of real estate                                (121,500)
  Improvements to property                                  (20,000)
                                                        -------------
  Net cash provided by investing
    activities                                            3,908,500
                                                        -------------
Financing activities:
  Distributions to Limited Partners         (591,319)      (465,888)
  Distributions to General Partner            (6,224)        (4,904)
  Principal payments on underlying loan     (251,317)      (263,073)
  Repayment of underlying loans payable                  (2,453,858)
                                        -------------   -------------
  Cash used in financing activities         (848,860)    (3,187,723)
                                        -------------   -------------
Net change in cash and cash equivalents     (438,480)       995,305
Cash and cash equivalents at beginning
  of period                                6,226,192      5,184,665
                                        -------------   -------------
Cash and cash equivalents
  at end of period                      $  5,787,712    $ 6,179,970
                                        =============   =============




   The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 statements in order to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995, the Partnership did not incur or pay interest expense on mortgage notes payable on properties owned by the Partnership. During the six months ended June 30, 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $72,493.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     --------------------
                                     Six Months   Quarter     Payable
                                     -----------  --------    ---------
   Mortgage servicing fees             $  6,963   $ 3,482     $ 1,161
   General Partner management fees       24,897    15,089      34,706
   Reimbursement of expenses to
     the General Partner, at cost       131,495   131,495       6,148

4. Subsequent Event:

In July 1995, the Partnership paid a distribution of $1,713,033 ($23.90 per Interest) to the holders of Limited Partnership Interests. This distribution includes a regular quarterly distribution of $5.00 per Interest from Cash Flow, and special distributions of $12.40 per Interest from Mortgage Reductions related to the Emerald Ridge Apartments sale and $6.50 per Interest from Cash Flow reserves.

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

Operations
- ----------

Net income decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 primarily due to a decrease in income from operations of real estate held for sale resulting from the April 1994 sale of Emerald Ridge Apartments, and legal fees relating to litigation for the Normandy Mall. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

Net interest income on loans receivable decreased during the six months ended June 30, 1995 as compared to the same period in 1994 primarily due to reduced payments received on the Waterford/Ferndale Centers loan which is on non-accrual status. For non-accrual loans, income is recorded only as cash payments are received from borrowers. Due to the timing of collection of these payments, however, net interest income on loans receivable increased during the quarter ended June 30, 1995 as compared to the same period in 1994. The funds advanced by the Partnership for this loan are approximately $1,500,000. The loan matured in November 1993 and the borrower did not make the payment due. See Liquidity and Capital Resources, below, for additional information.

Income from operations of real estate held for sale represents the net property operations of the properties acquired by the Partnership through foreclosure. Income from operations of real estate held for sale decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994 due to sale of Emerald Ridge Apartments in April 1994, and the receipt in 1994 of prior years' real estate tax and common area maintenance reimbursements from certain tenants at the Huntington Plaza Shopping Center. Higher rental income resulting from increased occupancy at the Nob Hill Apartments - Phase I partially offset the decrease.

Primarily as a result of higher interest rates, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of the special distribution of Cash Flow made in July 1995, General Partner management fees increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of higher legal fees relating to litigation for the Normandy Mall, administrative expense increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis or performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized no provision for potential losses during the six months ended June 30, 1995 and 1994. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at June 30, 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of June 30, 1995 when compared to December 31, 1994. Operating activities included cash flow from the operations of the Partnership's real estate held for sale and net interest income earned on its loans receivable and short-term investments, which were partially offset by the payment of administrative expenses. Financing activities included the payment of regular quarterly distributions to the Limited Partners and the General Partner, and the payment of principal on the underlying loan.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the six months ended June 30, 1995 and 1994, the Nob Hill Apartments - Phase I and
Huntington Plaza shopping center generated positive cash flow. Emerald Ridge Apartments also generated positive cash flow prior to being sold in April 1994. The General Partner is continuing its efforts to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. As of June 30, 1995, occupancy rates were 96% and 82% at the Nob Hill Apartments - Phase I and Huntington Plaza, respectively.

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

In July 1995, the Partnership paid a distribution of $1,713,033 ($23.90 per Interest) to the holders of Limited Partnership Interests. This distribution includes a regular quarterly distribution of $5.00 per Interest from Cash Flow and special distributions of $12.40 per Interest from Mortgage Reductions related to the Emerald Ridge Apartments sale and $6.50 per Interest from Cash Flow reserves. In addition, during July 1995, the Partnership paid $8,676 to the General Partner as its share of Cash Flow distributed for the second quarter of 1995. The level of the regular quarterly distribution was consistent with the amount distributed for the first quarter of 1995. To date, Limited Partners have received cumulative distributions of $1,703.81 per $1,000 Interest, of which $1,156.41 represents cash flow from operations and $547.40 represents a return of original capital.

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior   Vice   President,   and   Chief
                                  Financial Officer  (Principal Accounting
                                  and   Financial   Officer)   of   Balcor
                                  Mortgage Advisors, the General Partner



Date:  August 3, 1995
      ---------------------------