Form 10-Q
period 1995-09-30
BALCOR PENSION INVESTORS
filed 1995-11-14
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-9198
                       ------

                             BALCOR PENSION INVESTORS
          -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Illinois                                      36-2943462
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)



2355 Waukegan Road
Bannockburn, Illinois                                    60015
----------------------------------------            -------------------
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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (UNAUDITED)

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  4,735,658    $  6,226,192
Accounts and accrued interest receivable          279,902         748,024
                                             -------------   -------------
                                                5,015,560       6,974,216
                                             -------------   -------------
Investment in loans receivable:
   Loans receivable - wrap-around mortgages    33,466,592      33,466,592
Less:
   Loans payable - underlying mortgages        23,388,332      23,768,581
   Allowance for potential loan losses          3,949,328       2,222,781
                                             -------------   -------------
Net investment in loans receivable              6,128,932       7,475,230

Real estate held for sale                       6,063,025       6,063,025
                                             -------------   -------------
                                               12,191,957      13,538,255
                                             -------------   -------------
                                             $ 17,207,517    $ 20,512,471
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    197,002    $    323,430
Due to affiliates                                  39,032          85,232
Other liabilities, principally real estate
   taxes and security deposits                    227,208         146,918
Mortgage note payable                             575,301         575,301
                                             -------------   -------------
     Total liabilities                          1,038,543       1,130,881

Partners' capital (71,675 Limited
  Partnership Interests issued
  and outstanding)                             16,168,974      19,381,590
                                             -------------   -------------
                                             $ 17,207,517    $ 20,512,471
                                             =============   =============





The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                  1995            1994
                                             -------------   -------------
Income:
  Interest on loans receivable               $  1,984,873    $  2,079,024
  Less interest on loans payable -
      underlying mortgages                      1,250,129       1,275,369
                                             -------------   -------------

  Net interest income on loans receivable         734,744         803,655
  Income from operations of real estate
      held for sale                               478,167         549,595
  Interest on short-term investments              225,518         186,570
                                             -------------   -------------
      Total income                              1,438,429       1,539,820
                                             -------------   -------------
Expenses:
  Provision for potential losses on loans,
     real estate and accrued interest
     receivable                                 1,726,547
  General Partner management fees                  64,885          29,424
  Administrative                                  540,361         414,823
                                             -------------   -------------
      Total expenses                            2,331,793         444,247
                                             -------------   -------------
Net (loss) income                            $   (893,364)   $  1,095,573
                                             =============   =============

Net (loss) income allocated to
   General Partner                           $     (8,934)   $     10,956
                                             =============   =============
Net (loss) income allocated to Limited
   Partners                                  $   (884,430)   $  1,084,617
                                             =============   =============
Net (loss) income per Limited Partnership
   Interest (71,675 issued and outstanding)  $     (12.34)   $      15.13
                                             =============   =============

Distributions to General Partner             $     14,900    $      7,356
                                             =============   =============
Distributions to Limited Partners            $  2,304,352    $    698,832
                                             =============   =============
Distributions per Limited Partnership
   Interest                                  $      32.15    $       9.75
                                             =============   =============




The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                  1995            1994
                                             -------------   -------------
Income:
  Interest on loans receivable               $    661,624    $    662,847
  Less interest on loans payable -
      underlying mortgages                        414,527         423,111
                                             -------------   -------------

  Net interest income on loans receivable         247,097         239,736
  Income from operations of real estate
      held for sale                               150,266          47,798
  Interest on short-term investments               55,668          76,343
                                             -------------   -------------
    Total income                                  453,031         363,877
                                             -------------   -------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                  1,726,547
  General Partner management fees                  15,090           9,808
  Administrative                                  191,274         154,761
                                             -------------   -------------
    Total expenses                              1,932,911         164,569
                                             -------------   -------------
Net (loss) income                            $ (1,479,880)   $    199,308
                                             =============   =============

Net (loss) income allocated to
   General Partner                           $    (14,799)   $      1,993
                                             =============   =============
Net (loss) income allocated to Limited
   Partners                                  $ (1,465,081)   $    197,315
                                             =============   =============
Net (loss) income per Limited Partnership
   Interest (71,675 issued and outstanding)  $     (20.44)   $       2.75
                                             =============   =============

Distribution to General Partner              $      8,676    $      2,452
                                             =============   =============
Distribution to Limited Partners             $  1,713,033    $    232,944
                                             =============   =============
Distribution per Limited Partnership
   Interest                                  $      23.90    $       3.25
                                             =============   =============




The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (UNAUDITED)

                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net (loss) income                          $   (893,364)   $  1,095,573
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Provision for potential losses on
        loans, real estate and accrued
        interest receivable                     1,726,547
      Net change in:
        Accounts and accrued interest
          receivable                              468,122        (607,695)
        Accounts and accrued interest payable    (126,428)        146,545
        Due to affiliates                         (46,200)         51,868
        Other liabilities                          80,290          35,337
                                             -------------   -------------
  Net cash provided by operating activities     1,208,967         721,628
                                             -------------   -------------
Investing activities:
  Proceeds from property sale                                   4,050,000
  Costs incurred in connection with
    the sale of real estate                                      (121,500)
  Improvements to property                                        (20,000)
                                                             -------------
  Net cash provided by investing activities                     3,908,500
                                                             -------------
Financing activities:

  Distributions to Limited Partners            (2,304,352)       (698,832)
  Distributions to General Partner                (14,900)         (7,356)
  Principal payments on underlying
    loans and mortgage notes payable             (380,249)       (383,448)
  Repayment of underlying loans and
    mortgage notes payable                                     (2,453,858)
                                             -------------   -------------
  Net cash used in financing activities        (2,699,501)     (3,543,494)
                                             -------------   -------------

Net change in cash and cash equivalents        (1,490,534)      1,086,634
Cash and cash equivalents at beginning
  of period                                     6,226,192       5,184,665
                                             -------------   -------------
Cash and cash equivalents at end of period   $  4,735,658    $  6,271,299
                                             =============   =============



The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 statements in order to conform with the classification used in 1995. This reclassification has not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995, the Partnership did not incur or pay interest expense on mortgage notes payable on properties owned by the Partnership. During the nine months ended September 30, 1994, the Partnership incurred and paid interest expense on mortgage notes payable of $72,493.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                           Paid
                                     --------------------------
                                     Nine Months     Quarter    Payable
                                     -------------   ---------  ---------
   Mortgage servicing fees                $ 10,445    $  3,482   $  1,161
   General Partner management fees          59,603      34,706     15,090
   Reimbursement of expenses to
     the General Partner, at cost          147,263      15,768     22,781

4. Subsequent Events:

(a) In October 1995, the Partnership paid a distribution of $358,375 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of available Cash Flow for the third quarter of 1995.

(b) In 1990, the Partnership commenced proceedings against the guarantors of the loan collateralized by the Normandy Mall and Norwood Plaza shopping centers after the loan was placed in default. The Partnership obtained title to the properties in 1991 pursuant to a foreclosure but continued the action against the guarantors. In October 1995, the Partnership received $600,000 from the guarantors in settlement of the lawsuit.

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

   Operations
   ----------

   Summary of Operations
   --------------------

   The Partnership recognized a net loss during the nine months and quarter ended September 30, 1995 as compared to net income during the same periods in 1994 due to the recognition of a provision for potential losses related to its loans. Further discussion of the Partnership's operations is summarized below.

   1995 Compared to 1994
   ---------------------

   Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to the quarter and nine months ended September 30, 1995 and 1994.

   Net interest income on loans receivable decreased during the nine months ended September 30, 1995 as compared to the same period in 1994 primarily due to reduced payments received on the Waterford/Ferndale Centers loan which is on nonaccrual status. For nonaccrual loans, income is recorded only as cash payments are received from borrowers. The funds advanced by the Partnership for this loan are approximately $1,500,000. The loan matured in November 1993 and the borrower did not make the payment due. See Liquidity and Capital Resources, below, for additional information.

   Income from operations of real estate held for sale represents the net property operations of the properties acquired by the Partnership through foreclosure. The Emerald Ridge Apartments, which were generating income, were sold in April 1994. Operations at the Nob Hill Apartments - Phase I improved during 1995 due to increased rental income resulting from increased occupancy and decreased costs for structural repairs. In addition, Huntington Plaza Shopping Center received from tenants prior years' real estate tax reimbursements in 1994 and prior years' common area maintenance reimbursements in 1994 and August 1995. As a result, income from real estate held for sale increased during the quarter and decreased during the nine months ended September 30, 1995 as compared to the same periods in 1994.

   Allowances are charged to income when the General Partner believes an impairment has occurred, either in a borrower's ability to repay the loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a provision for potential losses of $1,726,547 related to the North Capital Building loan during the quarter ended September 30, 1995. While actual losses may vary from time to time because of changes in circumstances (such as occupancy rates, rental rates, and other economic factors), the General Partner believes that adequate recognition has been given to loss exposure in the portfolio at September 30, 1995.

   Primarily as a result of higher interest rates, interest income on short-term investments increased during the nine months ended September 30, 1995 as compared to the same period in 1994. However, as a result of less cash available for investment due to special distributions to the Limited Partners in July 1995, interest income on short-term investments decreased during the quarter ended September 30, 1995 as compared to the same period in 1994.

   General Partner management fees increased as a result of the special distribution of Cash Flow made in July 1995.

   Administrative expenses increased as a result of higher legal fees relating to litigation involving Normandy Mall.

   Liquidity and Capital Resources
   -------------------------------

   The cash position of the Partnership decreased as of September 30, 1995 when compared to December 31, 1994 primarily due to the payment of special distributions to Limited Partners in July 1995.

   The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. During the nine months ended September 30, 1995 and 1994, the Nob Hill Apartments - Phase I and Huntington Plaza Shopping Center generated positive cash flow. Emerald Ridge Apartments also generated positive cash flow prior to being sold in April 1994. As of September 30, 1995, occupancy rates were 89% and 82% at the Nob Hill Apartments - Phase I and Huntington Plaza, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

   The Waterford/Ferndale Centers wrap-around loan matured in November 1993. The borrowers failed to make the payment due and one of the borrowers filed for protection under the U.S. Bankruptcy Code which proceedings were dismissed in September 1995. The Partnership continues to negotiate for a resolution of the outstanding matters.

   In 1990, the Partnership commenced proceedings against the guarantors of the loan collateralized by the Normandy Mall and Norwood Plaza shopping centers after the loan was placed in default. The Partnership obtained title to the properties in 1991 pursuant to a foreclosure but continued the action against the guarantors. In October 1995, the Partnership received $600,000 from the guarantors in settlement of the lawsuit.

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

   Distributions to Limited Partners can be expected to fluctuate for various reasons. Generally, distributions are made from Cash Flow generated by interest and other payments made by borrowers under the Partnership's mortgage loans and Cash Flow from property operations. Loan prepayments and repayments can initially cause Cash Flow to increase as prepayment premiums and participations are paid; however, thereafter prepayments and repayments will have the effect of reducing Cash Flow. When such proceeds and property sale proceeds are distributed, Limited Partners will receive a return of capital and the dollar amount of Cash Flow available for distribution thereafter can be expected to decrease. Distribution levels can also vary as loans are placed on nonaccrual status, modified or restructured.

   In October 1995, the Partnership made a distribution of $358,375 ($5.00 per Interest) to the holders of Limited Partnership Interests and $18,862 to the General Partner representing the quarterly distribution for the third quarter of 1995. The level of the regular quarterly distribution was consistent with the amount distributed for the first and second quarters of 1995. To date, Limited Partners have received cumulative distributions of $1,708.81 per $1,000 Interest, of which $1,161.41 represents Cash Flow from operations and $547.40 represents a return of original capital.

   The Partnership expects to continue making cash distributions from the Cash Flow generated by the receipt of mortgage payments and property operations less payments on the underlying loans and mortgage loans, fees to the General Partner and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur. It is expected that the Partnership will complete the disposition of its remaining assets and be terminated by the end of 1996.

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

                              BALCOR PENSION INVESTORS
                          (An Illinois Limited Partnership)

                             PART II - OTHER INFORMATION




   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

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

   (27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.


     (b) Reports on form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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



   Date: November 14, 1995
         ---------------------------