Form 10-K
period 1995-12-31
BALCOR PENSION INVESTORS
filed 1996-04-01
CIK 225075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-9198
                       ------

                           BALCOR PENSION INVESTORS
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-2943462
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
- ------------------------------------------           -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------

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

Item 1. Business
- ----------------

Balcor Pension Investors (the "Registrant") is a limited partnership formed in 1977 under the laws of the State of Illinois. The Registrant raised $71,675,000 from sales of Limited Partnership Interests. The Registrant's operations consisted exclusively of investment in wrap-around mortgage loans. The Registrant also currently operates two properties acquired through foreclosure, and all financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-six loans. A portion of Mortgage Reductions generated by repayments was distributed to the holders of Limited Partnership Interests and the remainder was added to the Registrant's working capital reserves. As a result of the repayments, foreclosures and write-offs of thirty-five loans, the Registrant has one loan in its portfolio as of December 31, 1995. Six properties were acquired through foreclosure, of which three have been sold and one has been relinquished to the underlying lender through foreclosure. The Registrant has two properties in its portfolio as of December 31, 1995, described under "Item 2. Properties".

In October 1995, the Registrant received $600,000 from the guarantors of the loan collateralized by Normandy Mall and Norwood Plaza as settlement of a lawsuit. This amount was recognized as interest income for financial statement purposes. See "Item 7. Liquidity and Capital Resources" for additional information.

During November 1995, the Registrant received $100,000 as payment in full for the Waterford/Ferndale Centers wrap-around loan. This amount was recognized as interest income for financial statement purposes. See "Item 3. Legal Proceedings" for additional information.

The North Capitol Building wrap-around loan matured in December 1995. The borrower failed to make the payment due and in March 1996 filed for bankruptcy protection. See "Item 3. Legal Proceedings" and "Item 7. Liquidity and Capital Resources" for additional information.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to Limited Partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The Registrant is now in its liquidation stage. It is expected that the Registrant will complete the disposition of its remaining assets and be terminated by the end of 1996. However, the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates, the outcome of the North Capitol Building bankruptcy filing, and unforeseen events.

The officers and employees of Balcor Mortgage Advisors, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1995, the Registrant owns the two properties described below:

Location                     Description of Property
- --------                     -----------------------

Huntington, Indiana          Huntington Plaza: a one-story regional shopping
                             center containing approximately 199,000 square feet located on approximately 18 acres.

Winter Park, Florida         Nob Hill Apartments - Phase I: a 200-unit
                             apartment complex located on approximately 10 acres.

The Registrant continues to retain an interest in one building within Normandy Mall which is vacant. (See Item 3. Legal Proceedings for additional information regarding Normandy Mall). This property is not included in the operations of the Registrant. Further reference to the Registrant's properties relates to Huntington Plaza and Nob Hill Apartments.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

Williams class action
- ----------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates are the defendants. The complaint alleges violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleges breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint seeks compensatory and punitive damages. The defendants subsequently filed a counterclaim asserting claims of fraud and breach of warranty against certain plaintiffs, as well as a request for declaratory relief regarding the defendants' rights to be indemnified for their expenses incurred in defending the litigation. The defendants seek to recover for damage to their reputations and business as well as costs and attorneys' fees in defending the claims.

In May 1993, the Court issued an order denying the plaintiffs' motion for class certification based principally on the inadequacy of the individual plaintiffs representing the proposed class. However, the Court gave plaintiffs leave to propose new individual class representatives. Upon the defendants' motion, the Court ordered plaintiffs' counsel to pay $75,000 to the defendants and $25,000 to the Court for costs incurred with the class certification motion, which amounts continue to be outstanding.

In July 1994, the Court granted plaintiffs' motion certifying a class relating to the Federal securities fraud claims. The class certified by the Court includes only the original investors in the Related Partnerships. The defendants filed a motion for reconsideration in opposition to the class certification, which was denied in December 1994. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995.

The defendants intend to continue vigorously contesting this action.
Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Waterford Shopping Center and Ferndale Supermarket
- ---------------------------------------------------

In 1980, the Registrant funded a $1,506,653 loan evidenced by a note in the amount of $4,000,000 and collateralized by a wrap-around mortgage on the Ferndale Supermarket. The loan was additionally collateralized by an interest in the Waterford Shopping Center (together with the Ferndale Supermarket, the "Property"). The loan matured in November 1993 and the amount due was not paid. The Registrant commenced non-judicial foreclosure proceedings and a foreclosure sale of the Property was scheduled for January 1994. However, in December 1993, one of the borrowers commenced bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U. S. Bankruptcy Court, Eastern District of New York, at Westbury, in re Daleford Associates, a New York Limited Partnership, Case No. 893-87224-22, which stayed the foreclosure sale. The bankruptcy proceedings were dismissed in September 1995 and, pursuant to negotiations between the Registrant, the underlying first mortgage holder and the borrower, in November 1995 the Registrant received $100,000 from the borrower as payment in full of its loan and released its lien on the property. In addition, the Registrant retained $67,000 of previously collected rents that were being held in an escrow account.

Normandy Mall
- -------------------

In February 1991, the Registrant acquired title to the Normandy Mall and Norwood Plaza shopping centers through foreclosure. In July 1993, title to the properties, with the exception of one building in Normandy Mall (the "Building"), was relinquished to the first mortgage holder pursuant to a settlement agreement. The first mortgage loan ("Loan") collateralized by the Building is held by a different third party lender, Gulf Life Insurance Company ("Gulf Life"). The Building has been vacant and, when title to the remainder of the properties was relinquished in 1993 and all cash flow ceased, the Registrant stopped debt service payments on the Loan.

In January 1995, Gulf Life commenced foreclosure proceedings in the Fourth Judicial Circuit Court, Duval County, Florida, Gulf Life Insurance Company vs. Normandy Norwood Limited Partnership, et al., Case No. 95-00334CA. A foreclosure sale of the Building is scheduled for March 29, 1996 and the Registrant does not intend to oppose the action. It is expected that Gulf Life will be the successful bidder at the foreclosure sale and will obtain title to the Building in April 1996 at which time the Registrant will have no further interest in the Building.

North Capitol Building
- ----------------------

In May 1981, the Registrant funded a $4,140,000 loan to North Capitol, Ltd., a Washington, D.C. limited partnership, evidenced by a promissory note in the amount of $30,520,000 and collateralized by a wrap-around mortgage on the North Capitol Building, Washington, D.C. In December 1995, the loan matured and the borrower failed to make the principal payment due. Pursuant to a forebearance agreement dated January 24, 1996, the Registrant agreed not to exercise its rights against the borrower through March 1, 1996. The borrower continued to make monthly interest only payments through February 1996 while negotiations with the Registrant for a repayment of the loan continued. The borrower did not make the March 1996 monthly interest payment and the loan was placed in default on March 7, 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Southern District of New York, In re North Capitol Limited Partnership, Case No. 96B41523. The General Partner is reviewing the borrower's bankruptcy filing and will take such actions as are necessary to protect the Registrant's interests.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 3,657.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                   ---------------------------------------------------------
                     1995        1994        1993         1992       1991
                   ---------- ----------- ----------- ----------- ----------

Total income      $ 2,627,452 $ 2,055,694 $ 2,633,494 $ 2,662,072 $4,710,844
Provision for
 losses on
 loans, real
 estate and
 accrued interest
 receivable         4,200,000        None   1,988,000   2,750,000  2,500,000
Net (loss) income
  before gain on
  foreclosure of
  property         (2,324,001)   1,465,209     92,635    (862,690)   710,748
Net (loss) income  (2,324,001)   1,465,209    182,117    (862,690)   710,748
Net (loss) income
  per Limited
  Partnership
  Interest             (32.10)       20.24       2.52      (11.92)      9.82
Total assets       15,210,655   20,512,471 22,374,872  32,538,628 33,200,526
Mortgage notes
  payable             575,301      575,301  3,057,594   9,247,419  5,658,601
Distributions per
  Limited
  Partnership
  Interest (A)          37.15        13.00      53.76       43.16     154.00


(A) These amounts include distributions of original capital of $12.40, $40.76, $5.41, and $86.00 per Limited Partnership Interest for the years 1995, 1993, 1992, and 1991, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Balcor Pension Investors (the "Partnership") recognized a provision for potential losses during 1995 and 1993. In addition, the Partnership received $600,000 in 1995 from the guarantors of the loan collateralized by the Normandy Mall and Norwood Plaza as settlement of a lawsuit. The combination of these events resulted in recognition of a net loss during 1995 as compared to net income in 1994 and increased net income in 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- ---------------------

The Partnership received $600,000 from the guarantors of the loan collateralized by Normandy Mall and Norwood Plaza as settlement of a lawsuit which resulted in an increase in net interest income on loans receivable during 1995 as compared to 1994.

The North Capitol Building loan was placed on nonaccrual status in December 1995 when the borrower did not make the payment due upon maturity of the loan. For nonaccrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for this loan total approximately $4,100,000, representing approximately 6.4% of original funds advanced. See Liquidity and Capital Resources, below, for additional information.

Primarily as a result of higher interest rates, interest income on short-term investments increased during 1995 as compared to 1994.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized a loan loss provision of $3,900,000 in 1995 related to the North Capitol Building loan. No such provision was recognized in 1994. In addition, during 1995, the Partnership recognized a provision of $300,000 related to Huntington Plaza to provide for a change in the estimate of the fair value of this property. During 1995, allowances of $1,269,445 were written off in connection with the Partnership's receipt of $100,000 as payment in full for the Waterford/Ferndale Centers wrap-around loan.

General Partner management fees increased in 1995 as compared to 1994 due to a special distribution to Limited Partners of Cash Flow in 1995.

Administrative expenses increased in 1995 as compared to 1994 as a result of higher legal fees relating to litigation involving Normandy Mall

1994 Compared to 1993
- ---------------------

The Spring Hill and Circle Hill loan repayments in 1993 were the primary reasons for the decrease in net interest income on loans receivable and mortgage servicing fees during 1994 as compared to 1993. The Waterford/ Ferndale Centers loan was on non-accrual status as of December 31, 1994. For non-accrual loans, income is recorded only as cash payments are received from the borrowers. The original funds advanced by the Partnership for this loan were approximately $1,500,000. The loan matured in November 1993 and the borrower did not make the payment due. See Note 3 of Notes to Financial Statements and "Item 3. Legal Proceedings" for additional information.

Income from operations of real estate held for sale represent the net property operations of the properties acquired by the Partnership through foreclosure. Income was generated from the Emerald Ridge Apartments which was acquired through foreclosure in October 1993 and sold in April 1994, and Huntington Plaza Shopping Center which was acquired in February 1993. As a result, income from operations of real estate held for sale increased during 1994 as compared to 1993. These increases in income were partially offset by decreased rental income as a result of a fire in November 1993 at one of the Nob Hill - Phase I apartment buildings. In addition, title to the Normandy Mall, with the exception of the one building, and Norwood Plaza, which were generating income due to the suspension of debt service payments, was conveyed to the underlying lender in July 1993.

Increased cash available for investment resulting from the repayment of the Spring Hill loan in September 1993 and the sale of the Emerald Ridge Apartments in 1994 was the primary reason for an increase in interest income on short-term investments during 1994 as compared to 1993.

The Partnership recognized a provision for potential losses of $700,000 for its loans and $1,288,000 for its real estate held for sale in 1993. No provision for potential losses was recognized during 1994. Allowances of $1,288,000 were written off in connection with the sale of the Emerald Ridge Apartments in April 1994.

The Partnership recognized a gain of $89,482 in connection with the conveyance of title to the Normandy Mall and Norwood Plaza shopping centers during 1993. See Note 9 of Notes to Financial Statements for additional information.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased as of December 31, 1995 as compared to December 31, 1994. Operating activities included cash flow from the operations of the Partnership's real estate held for sale and net interest income earned on its loans receivable, which were partially offset by the payment of administrative expenses. Financing activities included the payment of distributions to the Partners and the payment of principal on the underlying loans.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the years ended 1995, 1994 and 1993, both of the remaining properties generated positive cash flow. In addition, the Emerald Ridge Apartments, which was sold in April 1994, generated positive cash flow.

As of December 31, 1995, occupancy rates were 98% and 88% at the Nob Hill Apartments - Phase I and Huntington Plaza, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capitol improvement requirements at the properties.

In 1990, the Partnership commenced proceedings against the guarantors of the loan collateralized by the Normandy Mall and Norwood Plaza shopping centers after the loan was placed in default. The Partnership obtained title to the properties in 1991 pursuant to a foreclosure but continued the action against the guarantors. In October 1995, the Partnership received $600,000 from the guarantors in settlement of the lawsuit. This amount has been recognized as interest income for financial statement purposes.

The Waterford/Ferndale Centers wrap-around loan matured in November 1993. The borrowers failed to make the payment due and one of the borrowers filed for protection under the U.S. Bankruptcy Code which proceedings were dismissed in September 1995. In November 1995, the Partnership received $100,000 as payment in full for the loan. This amount has been recognized as interest income in 1995. See Item 3. Legal Proceedings for additional information.

In December 1995, the North Capitol Building wrap-around loan matured and the borrower failed to make the principal payment due. Pursuant to a forebearance agreement dated January 24, 1996, the Partnership agreed not to exercise its rights against the borrower through March 1, 1996. The borrower continued to make monthly interest only payments on the loan while negotiations with the Partnership for repayment continued. The borrower did not make the March 1996 monthly interest payment and the loan was placed in default on March 7, 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The General Partner is reviewing the borrower's bankruptcy filing and will take such actions as are necessary to protect the Partnership's interests.

The Partnership made four distributions totaling $37.15, $13.00 and $53.76 per Interest in 1995, 1994 and 1993, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $24.75 per Interest of Cash Flow and $12.40 per Interest of Mortgage Reductions in 1995, $13.00 per Interest of Cash Flow in 1994 and $13.00 per Interest of Cash Flow and $40.76 per Interest of Mortgage Reductions in 1993. The level of Cash Flow distributions in 1995 increased from the amounts distributed in 1994 and 1993 due primarily to the cash flow received from the settlement of the Normandy Mall lawsuit.

In January 1996, the Partnership paid a distribution of $1,242,128 ($17.33 per Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow of $5.00 per Interest for the fourth quarter of 1995 and a special distribution of $12.33 per Interest from Mortgage Reductions received from prior loan repayments and property sales. To date, Limited Partners have received cumulative distributions of $1,726.14 per $1,000 Interest, of which $1,166.41 represents Cash Flow from operations and $559.73 represents a return of Original Capital.

The Partnership expects to continue making cash distributions from the Cash Flow generated by property operations less fees to the General Partner and administrative expenses. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur. It is expected that the Partnership will complete the disposition of its remaining assets and be terminated by the end of 1996. However, the timing of the liquidation could be lengthened or shortened due to changes in market conditions, economic factors, interest rates, the outcome of the North Capitol Building bankruptcy filing, and unforeseen events.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995, the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capitol markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.
(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-9198) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995, reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-9198).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS


                         By: /s/Brian D. Parker
                             ----------------------------------
                             Brian D. Parker
                             Executive Vice President, and Chief
                             Accounting and Financial Officer
                             (Principal Accounting and Financial
                             Officer) of Balcor Mortgage Advisors,
                             the General Partner

Date: April 1, 1996
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                       Date
- ----------------------   ------------------------------------------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/Thomas E. Meador      Advisors, the General Partner      April 1, 1996
- ----------------------                                      --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
 /s/Brian D. Parker      Advisors, the General Partner      April 1, 1996
- ---------------------                                       --------------
   Brian D. Parker

                        INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors:

We have audited the accompanying balance sheet of Balcor Pension Investors (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital, income and expenses and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.






                                  COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 23, 1996

                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors:

We have audited the accompanying balance sheet of Balcor Pension Investors (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        ERNST & YOUNG LLP






Chicago, Illinois
March 21, 1995

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                 1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  5,159,556    $  6,226,192
Accounts and accrued interest receivable          245,402         748,024
                                             -------------   -------------
                                                5,404,958       6,974,216
                                             -------------   -------------
Investment in loans receivable:
   Loans receivable - wrap-around mortgages    30,443,927      33,466,592
Less:
   Loans payable - underlying mortgages        21,547,919      23,768,581
   Allowance for potential loan losses          4,853,336       2,222,781
                                             -------------   -------------
Net investment in loans receivable              4,042,672       7,475,230

Real estate held for sale (net of allowance
  of $300,000 in 1995)                          5,763,025       6,063,025
                                             -------------   -------------
                                                9,805,697      13,538,255
                                             -------------   -------------
                                             $ 15,210,655    $ 20,512,471
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     69,002    $    323,430
Due to affiliates                                  42,885          85,232
Other liabilities, principally real estate
   taxes and security deposits                    147,277         146,918
Mortgage note payable                             575,301         575,301
                                             -------------   -------------
     Total liabilities                            834,465       1,130,881
                                             -------------   -------------
Limited Partners' capital (71,675
  Partnership Interests issued
  and outstanding)                             14,561,840      19,525,328

General Partner's deficit                        (185,650)       (143,738)
                                             -------------   -------------
     Total partners' capital                   14,376,190      19,381,590
                                             -------------   -------------
                                             $ 15,210,655    $ 20,512,471
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993


                                  Partners' Capital (Deficit) Accounts
                               -------------------------------------------
                                                 General        Limited
                                  Total          Partner        Partners
                               -------------  -------------  -------------

Balance at December 31, 1992   $ 22,538,905   $   (140,595)  $ 22,679,500

Cash distributions (A)           (3,863,057)        (9,808)    (3,853,249)

Net income for the year
  ended December 31, 1993           182,117          1,821        180,296
                               -------------  -------------  -------------
Balance at December 31, 1993     18,857,965       (148,582)    19,006,547

Cash distributions (A)             (941,584)        (9,808)      (931,776)

Net income for the year
  ended December 31, 1994         1,465,209         14,652      1,450,557
                               -------------  -------------  -------------
Balance at December 31, 1994     19,381,590       (143,738)    19,525,328

Cash distributions (A)           (2,681,399)       (18,672)    (2,662,727)

Net loss for the year
  ended December 31, 1995        (2,324,001)       (23,240)    (2,300,761)
                               -------------  -------------  -------------
Balance at December 31, 1995   $ 14,376,190   $   (185,650)  $ 14,561,840
                               =============  =============  =============




(A)  Summary of cash distributions paid per Limited Partnership
     Interest:

                                    1995           1994           1993
                               -------------  -------------  -------------
              First Quarter    $       3.25   $       3.25   $       3.25
              Second Quarter           5.00           3.25           3.25
              Third Quarter           23.90           3.25          24.01
              Fourth Quarter           5.00           3.25          23.25


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                    1995           1994           1993
                               -------------  -------------  -------------
Income:
  Interest on loans receivable $  3,266,914   $  2,740,650   $  3,952,185
  Less interest on loans
   payable - underlying
   mortgages                      1,635,396      1,696,371      2,301,383
                               -------------  -------------  -------------
  Net interest income on loans
    receivable                    1,631,518      1,044,279      1,650,802
  Income from operations of
   real estate held for sale        697,288        740,966        664,361
  Interest on short-term
    investments                     298,646        270,449        146,395
  Participation income                                            171,936
                               -------------  -------------  -------------
      Total income                2,627,452      2,055,694      2,633,494
                               -------------  -------------  -------------
Expenses:
  Provision for potential
    losses on loans, real
    estate, and accrued
    interest receivable           4,200,000                     1,988,000
  General Partner management
    fees                             79,975         39,232         39,232
  Administrative                    671,478        551,253        513,627
                               -------------  -------------  -------------
      Total expenses              4,951,453        590,485      2,540,859
                               -------------  -------------  -------------
Net (loss) income before gain
  on foreclosure of property     (2,324,001)     1,465,209         92,635
Gain on foreclosure of
  property                                                         89,482
                               -------------  -------------  -------------
Net (loss) income              $ (2,324,001)  $  1,465,209   $    182,117
                               =============  =============  =============
Net (loss) income allocated
  to General Partner           $    (23,240)  $     14,652   $      1,821
                               =============  =============  =============
Net (loss) income allocated
  to Limited Partners          $ (2,300,761)  $  1,450,557   $    180,296
                               =============  =============  =============
Net (loss) income per Limited
  Partnership Interest
  (71,675 issued and
  outstanding)                 $     (32.10)  $      20.24   $       2.52
                               =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                    1995           1994           1993
                               -------------  -------------  -------------
Operating activities:
  Net (loss) income            $ (2,324,001)  $  1,465,209   $    182,117
  Adjustments to reconcile
    net (loss) income to net
    cash provided by operating
    activities:
      Provision for potential
        losses on loans, real
        estate and accrued
        interest receivable       4,200,000                     1,988,000
      Accrued interest income
        due at maturity                                           (24,278)
      Gain on foreclosure of
        property                                                  (89,482)
      Net change in:
        Accounts and accrued
          interest receivable       502,622       (527,099)       333,330
        Accounts and accrued
          interest payable         (254,428)        96,895       (327,781)
        Due to affiliates           (42,347)        45,954        (18,256)
        Other liabilities               359        (46,582)       143,151
                               -------------  -------------  -------------
  Net cash provided by
    operating activities          2,082,205      1,034,377      2,186,801
                               -------------  -------------  -------------
Investing activities:
  Collection of principal
    payments on loans
    receivable                                                  8,056,200
  Proceeds from property sale                    4,050,000
  Costs incurred in connection
    with the sale of real
    estate                                        (121,500)
  Costs incurred in connection
    with real estate held for
    sale                                                         (340,465)
  Improvements to property                         (20,000)
  Condemnation proceeds                                           134,200
                                              -------------  -------------
  Net cash provided by
    investing activities                         3,908,500      7,849,935
                                              -------------  -------------
Financing activities:
  Distributions to Limited
    Partners                     (2,662,727)      (931,776)    (3,853,249)
  Distributions to General
    Partner                         (18,672)        (9,808)        (9,808)
  Principal payments on
    underlying loans and
    mortgage notes payable         (467,442)      (505,908)      (645,076)
  Repayment of underlying loans
    and mortgage notes payable                  (2,453,858)    (3,709,867)
                               -------------  -------------  -------------
  Net cash used in financing
    activities                   (3,148,841)    (3,901,350)    (8,218,000)
                               -------------  -------------  -------------
Net change in cash and cash
  equivalents                    (1,066,636)     1,041,527      1,818,736
Cash and cash equivalents at
  beginning of period             6,226,192      5,184,665      3,365,929
                               -------------  -------------  -------------
Cash and cash equivalents at
  end of period                $  5,159,556   $  6,226,192   $  5,184,665
                               =============  =============  =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business

Balcor Pension Investors (the "Partnership") is engaged principally in the operation of one commercial property located in Huntington, Indiana, one residential property located in Winter Park, Florida, and an investment in a wrap-around loan receivable.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lender only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

(c) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(d) Income on loans is recorded as earned in accordance with the terms of the related loan agreements. The accrual of interest is discontinued when a loan becomes ninety days contractually delinquent or sooner when, in the opinion of the General Partner, an impairment has occurred in the value of the property collateralizing the loan. Income on nonaccrual loans or loans which are otherwise not performing in accordance with their terms is recorded on a cash basis.

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

(e) Loan losses on mortgage notes receivable are charged to income and an allowance account is established when the General Partner believes the loan balance will not be recovered. The General Partner assesses the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of the allowance is transferred to real estate held for sale after the fair value of the property, less costs of disposal, is assessed. Upon the transfer to real estate held for sale, a new basis in the property is established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the General Partner periodically assesses, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. Changes in the property's fair value is recorded by an adjustment to the property allowance account and is recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value is determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and exclude certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 or 1993 results.

Mortgage servicing fees have been reclassified and are included in administrative expenses during 1995. This reclassification has also been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995.

3. Partnership Agreement:

The Partnership was organized in October 1977. The Partnership Agreement provides for Balcor Mortgage Advisors to be the General Partner and for the admission of Limited Partners through the sale of Limited Partnership Interests at $1,000 per Interest up to a maximum of 100,000 Interests, 71,675 of which were sold prior to January 9, 1981, the termination date of the offering.

The Partnership Agreement provides that the General Partner or an affiliate of the General Partner will service the Partnership's loans and will receive mortgage servicing fees at an annual rate equal to 1/4 of 1% of the amounts advanced by the Partnership and outstanding from time to time. The General Partner will receive a management fee equal to 4% of the Cash Flow, distributed when and as cash distributions are made to the Limited Partners. The General Partner is also reimbursed for certain expenses incurred in the day-to-day operations of the Partnership. In addition, the General Partner may receive an incentive partnership management fee of 10% of distributed Cash Flow subordinated on an annual basis to a 14% per annum Non-Cumulative Distribution to Limited Partners on Adjusted Original Capital. See Note 8 of Notes to Financial Statements for amounts paid or payable to the General Partner for these fees and services.

All profits and losses of the Partnership are allocated 99% to the capital accounts of the Limited Partners and 1% to the capital account of the General Partner. The General Partner also receives a 1% distributive share of Cash Flow distributed when and as distributions are made to Limited Partners.

4. Investment in Loans Receivable:

(a) The North Capitol Office Building wrap-around loan receivable and underlying loan payable had balances of $30,443,927 and $21,547,919 at December 31, 1995. The loan matured on December 1, 1995 and the borrower failed to make the principal payment due. Pursuant to a forebearance agreement dated January 24, 1996, the Partnership agreed not to exercise its rights against the borrower through March 1, 1996. The borrower continued to make monthly interest only payments on the loan while negotiations with the Partnership for repayment continued. The borrower did not make the March 1996 monthly interest payment and the loan was placed in default in March 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The General Partner is reviewing the borrower's bankruptcy filing and will take such actions as are necessary to protect the Partnership's interests.

(b) The Waterford/Ferndale Shopping Centers wrap-around loan receivable and underlying loan payable matured in November 1993. The borrowers failed to make the payment due and one of the borrowers filed for protection under the U.S. Bankruptcy Code, which proceedings were dismissed in September 1995. In November 1995, the Partnership received $100,000 as payment in full for the loan and this amount has been recognized as interest income during 1995. The Partnership recognized a loss of $1,269,445 in connection with the release of its interest in the loan which was written off against the previously established allowance for potential losses.

Loans which have been classified as nonaccrual as a result of delinquency or other noncompliance with the terms of loan agreements aggregated $30,443,927 and $3,022,665 at December 31, 1995 and 1994, respectively. The North Capitol Building loan was classified as nonaccrual as of December 31, 1995 and the Waterford/Ferndale loan was classified as nonaccrual as of December 31, 1994.

Nonaccrual loans are hereinafter referred to as impaired loans.

Net interest income relating to impaired loans would have been $245,466 in 1995, $247,284 in 1994 and $632,370 in 1993. Net interest income from impaired loans included in the accompanying Statements of Income and Expenses amounted to $135,389 in 1995, $90,605 in 1994, and $574,335 in 1993.

Impaired loans totaled $30,443,927 and $3,022,665 at December 31, 1995 and 1994, respectively. The impaired loan of $30,443,927 has a related allowance for losses of $4,853,336 at December 31, 1995. The impaired loan of $3,022,665 had a related allowance for losses of $569,000 in 1994. The average recorded investment in impaired loans during the years ended December 31, 1995 and 1994 was $30,443,927 and $3,022,665, respectively.

5. Mortgage Note Payable:

Mortgage note payable had a balance of $575,301 at December 31, 1995 and 1994. This first mortgage loan relates to one of the buildings within Normandy Mall. See Note 9 of Notes to Financial Statements for additional information.

Real estate held for sale with an aggregate carrying value of $575,301 at December 31, 1995 was pledged as collateral for repayment of this mortgage loan.

During the years ended December 31, 1994 and 1993, the Partnership incurred interest expense on the mortgage notes payable of $72,493 and $718,122 and paid interest expense of $72,493 and $559,598, respectively. No interest expense was incurred or paid in 1995.

6. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1995 is described in the table below:

                                    1995          1994          1993
                                ------------  -----------    -----------
   Loans:
     Balance at beginning of
      year                       $ 2,222,781  $ 2,222,781    $ 2,772,781
     Provision charged to
      income                       3,900,000                     700,000
     Direct write-off of loans
      against allowance          (1,269,445)                 (1,250,000)
                                ------------  -----------    -----------

     Balance at the end of
      the year                   $ 4,853,336  $ 2,222,781    $ 2,222,781
                                ============  ===========    ===========
   Real Estate Held for Sale:
     Balance at beginning of
      year                             None   $ 1,288,000           None
     Provision charged to
      income                      $ 300,000                  $ 1,288,000
     Direct write-off of real
      estate held for sale
       against allowance                       (1,288,000)
                                -----------   ------------   -----------
     Balance at the end of
      the year                    $ 300,000           None   $ 1,288,000
                                ===========   ============   ===========

7. Management Agreements:

As of December 31, 1995, both properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the Nob Hill Apartments and 3% to 6% of gross operating receipts for Huntington Plaza.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended         Year Ended         Year Ended
                             12/31/95           12/31/94           12/31/93
                          --------------    ---------------    ---------------
                           Paid  Payable     Paid   Payable     Paid   Payable
                          ------ -------    ------  -------    ------  -------

Mortgage servicing fees  $13,759 $   847    $17,477   $1,161  $19,129    $4,712
Property management fees None None 84,507 None 109,753 10,850 General Partner manage-
  ment fees                74,693  15,090    39,232    9,808   39,232     9,808
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             53,162   4,536    64,966   27,448   56,698     4,680
    Data processing        10,457   1,468    21,334    3,097   13,913     3,601
    Investor communica-
      tions                 9,864    None    23,761    8,320   20,526     1,695
    Legal                  11,235   1,618     7,586    3,252    3,980       328
    Portfolio management   99,019  14,586    44,197   25,227   39,844     3,426
    Property sales
     administration        16,516   4,716       137    4,262   26,571      None
    Other                   3,047      24     9,870    2,657    2,156       178


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $25,764, $27,195 and $18,210 in 1995, 1994 and 1993, respectively.

9. Disposition of Property Acquired through Foreclosure:

In February 1991, the Partnership acquired title to the Normandy Mall and Norwood Plaza shopping centers through foreclosure. These properties had two underlying mortgage loans from separate lenders. One loan related to one of the buildings within Normandy Mall and the other underlying loan related to the remainder of the property. In July 1993, title to these properties, with the exception of the one building within Normandy Mall discussed above, was conveyed to the lender pursuant to a settlement agreement. In connection with the conveyance of title, the Partnership wrote-off the carrying value of the properties of $2,419,528, the outstanding mortgage loan payable balance of $2,419,528 and other liabilities of $89,482. The Partnership recognized a gain for financial statement purposes of $89,482. The Partnership still holds title to the one building within Normandy Mall. The building has been vacant and, when title to the remainder of the properties was relinquished in 1993 and cash flow ceased, the Partnership stopped debt service payments. In January 1995, the lender commenced foreclosure proceedings to acquire the building. It is expected that the lender will obtain title to this property in April 1996.

10. Real Estate Held for Sale:

The Partnership acquired the Emerald Ridge Apartments and the Huntington Plaza Shopping Center through foreclosure in 1993. The Partnership recorded the costs of the properties at $5,959,457. These amounts represented the outstanding loan balances plus any accrued interest receivable. The Partnership increased the basis of the properties by $295,213 for certain receivables, escrows and costs recognized or incurred in connection with the foreclosure. At the date of foreclosure, the properties were transferred to real estate held for sale at fair value, net of any allowances previously recorded.

11. Property Sale:

During 1994, the Partnership sold the Emerald Ridge Apartments for $4,050,000. From the proceeds of the sale, the Partnership paid $2,237,451 in full satisfaction of the property's first mortgage loan. The basis of the property totaled $3,928,500. For financial statement purposes, the Partnership recognized no gain or loss on the sale of this property. The Partnership had previously established an allowance for potential losses related to Emerald Ridge Apartments against which its remaining net investment of $1,288,000 was written off in 1994.

12. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. While a plaintiff class has been certified, no determinations of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership. Management of each of the defendants believes that they have meritorious defenses to contest the claims.

13. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts payable and loan receivable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates the carrying value.

14. Subsequent Event:

In January 1996, the Partnership paid $1,242,128 to Limited Partners representing the quarterly distribution of available Cash Flow of $5.00 per Interest for the fourth quarter of 1995 and a special distribution of $12.33 per Interest from Mortgage Reductions received from prior loan repayments and property sales.

15. Other:

The Partnership intends to dispose of its real estate held for sale and its remaining mortgage loan investment by December 31, 1996. Upon disposition of these assets and in accordance with the Partnership Agreement, the Partnership will be dissolved.

Due to the bankruptcy filing by the North Capitol Building borrower as described in Note 4, and the uncertainty as to when the Partnership will dispose of its remaining real estate assets held for sale, there is no assurance the Partnership will terminate by December 31, 1996.