Form 10-Q
period 1996-03-31
BALCOR PENSION INVESTORS
filed 1996-05-15
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-9198
                       -----

                           BALCOR PENSION INVESTORS
             -----------------------------------------------------
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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  4,218,036    $  5,159,556
Accounts and accrued interest receivable          261,878         245,402
                                             -------------   -------------
                                                4,479,914       5,404,958
                                             -------------   -------------
Investment in loan receivable:
   Loan receivable - wrap-around mortgage      30,443,927      30,443,927
Less:
   Loan payable - underlying mortgage          21,547,919      21,547,919
   Allowance for potential loan loss            4,853,336       4,853,336
                                             -------------   -------------
Net investment in loan receivable               4,042,672       4,042,672
Real estate held for sale (net of allowance
  of $300,000 in 1996 and 1995)                 5,187,724       5,763,025
                                             -------------   -------------
                                                9,230,396       9,805,697
                                             -------------   -------------
                                             $ 13,710,310    $ 15,210,655
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    128,126    $     69,002
Due to affiliates                                  48,363          42,885
Other liabilities, principally real estate
  taxes and security deposits                     195,552         147,277
Mortgage note payable                                             575,301
                                             -------------   -------------
     Total liabilities                            372,041         834,465
                                             -------------   -------------
Limited Partners' capital (71,675
  Partnership Interests issued
  and outstanding)                             13,525,611      14,561,840
General Partner's deficit                        (187,342)       (185,650)
                                             -------------   -------------
     Total partners' capital                   13,338,269      14,376,190
                                             -------------   -------------
                                             $ 13,710,310    $ 15,210,655
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Income:
  Interest on loans receivable               $    163,055    $    661,625
  Less interest on loans payable -
    underlying mortgages                          123,667         418,880
                                             -------------   -------------
  Net interest income on loans
    receivable                                     39,388         242,745
  Income from operations of real estate
    held for sale                                 210,982         220,307
  Interest on short-term investments               55,694          85,059
                                             -------------   -------------
      Total income                                306,064         548,111
                                             -------------   -------------
Expenses:
  Provision for potential losses on
    real estate                                   575,301
  General Partner management fees                  15,090           9,808
  Administrative                                   82,995         133,875
                                             -------------   -------------
      Total expenses                              673,386         143,683
                                             -------------   -------------
(Loss) income before extraordinary item          (367,322)        404,428
Extraordinary item:
  Gain on forgiveness of debt                     575,301
                                             -------------   -------------
Net income                                   $    207,979    $    404,428
                                             =============   =============
(Loss) income before extraordinary item
  allocated to General Partner               $     (3,673)   $      4,044
                                             =============   =============
(Loss) income before extraordinary item
  allocated to Limited Partners              $   (363,649)   $    400,384
                                             =============   =============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (71,675 issued and outstanding)            $      (5.07)   $       5.59
                                             =============   =============
Extraordinary item allocated to General
  Partner                                    $      5,753            None
                                             =============   =============
Extraordinary item allocated to Limited
  Partners                                   $    569,548            None
                                             =============   =============
Extraordinary item per Limited
  Partnership Interest (71,675 issued
  and outstanding)                           $       7.94            None
                                             =============   =============
Net income allocated to General Partner      $      2,080    $      4,044
                                             =============   =============
Net income allocated to Limited Partners     $    205,899    $    400,384
                                             =============   =============
Net income per Limited Partnership Interest
  (71,675 issued and outstanding)            $       2.87    $       5.59
                                             =============   =============
Distribution to General Partner              $      3,772    $      2,452
                                             =============   =============
Distribution to Limited Partners             $  1,242,128    $    232,944
                                             =============   =============
Distribution per Limited Partnership
  Interest                                   $      17.33    $       3.25
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                 1996            1995
                                             -------------   -------------
Operating activities:
  Net income                                 $    207,979    $    404,428
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                (575,301)
      Provision for potential losses on
        real estate                               575,301
      Net change in:
        Accounts and accrued interest
          receivable                              (16,476)        (83,353)
        Accounts and accrued interest payable      59,124        (130,270)
        Due to affiliates                           5,478          26,696
        Other liabilities                          48,275          44,435
                                             -------------   -------------
  Net cash provided by operating activities       304,380         261,936
                                             -------------   -------------
Financing activities:
  Distribution to Limited Partners             (1,242,128)       (232,944)
  Distribution to General Partner                  (3,772)         (2,452)
  Principal payments on underlying loan                          (124,580)
                                             -------------   -------------
  Net cash used in financing activities        (1,245,900)       (359,976)
                                             -------------   -------------
Net change in cash and cash equivalents          (941,520)        (98,040)
Cash and cash equivalents at beginning
  of period                                     5,159,556       6,226,192
                                             -------------   -------------
Cash and cash equivalents at end of period   $  4,218,036    $  6,128,152
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:


                                           Paid        Payable
                                        -------------   ---------
   Mortgage servicing fees                  $  2,540     $   847
   General Partner management fees            15,090      15,090
   Reimbursement of expenses to
     the General Partner, at cost             18,311      32,426

3. Subsequent Events:

(a) In April 1996, the Partnership paid a distribution of $358,375 to the holders of Limited Partnership Interests representing the quarterly distribution of available Cash Flow of $5.00 per Interest for the first quarter of 1996.

(b) A foreclosure sale of the remaining building in Normandy Mall took place in March 1996 and the underlying lender made a successful bid and obtained title to the building in April 1996. In connection with the foreclosure, the Partnership recognized an extraordinary gain on forgiveness of debt of $575,301. In addition, the Partnership recognized a provision for losses equal to the carrying value of the building of $575,301 during the quarter ended March 31, 1996. The Partnership has no further interest in the building or the remainder of Normandy Mall.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors (the "Partnership") was formed in 1977 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $71,675,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-six loans. Currently, the Partnership has one loan and two properties in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- --------------------

Net income decreased during the quarter ended March 31, 1996 as compared to the same period in 1995 due to reduced interest income collected on the North Capitol Office Building loan which was placed on non-accrual status in December 1995. Further discussion of the Partnership's operations is summarized below.


1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

The North Capitol Office Building wrap-around loan was placed on non-accrual status in December 1995 when the borrower did not make the payment due upon the maturity of the loan. For non-accrual loans, income is recorded only as cash payments are received from the borrower. In March 1996, the borrower discontinued the monthly payments required on the wrap-around loan pursuant to a forbearance agreement. This resulted in a decrease in net interest income on the loan receivable during 1996 when compared to 1995. The funds advanced by the Partnership for this loan total approximately $4,100,000, representing 6.4% of original funds advanced. During 1996, the Partnership received cash payments of net interest income totaling approximately $79,000. See Liquidity and Capital Resources, below, for additional information.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the quarter ended March 31, 1996, the Partnership recognized a provision of $575,301 in connection with the foreclosure of the building it retained title to in Normandy Mall. The Partnership did not recognize any provisions for potential losses related to its loan or real estate held for sale during the quarter ended March 31, 1995.

Primarily as a result of lower interest rates and less cash available for investment due to special distributions to the Limited Partners in July 1995 and January 1996, interest income on short-term investments decreased during 1996 when compared to 1995.

General Partner management fees increased as a result of the increased quarterly distribution of Cash Flow during 1996 when compared to 1995.

Legal fees incurred in 1995 relating to the Normandy Mall litigation and decreased accounting fees resulted in a decrease in administrative expense during 1996 when compared to 1995.

During the quarter ended March 31, 1996, the Partnership recognized an extraordinary gain on forgiveness of debt of $575,301 in connection with the foreclosure of the one building that it retained title to in Normandy Mall.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $942,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership generated cash flow totaling approximately $304,000 from its operating activities primarily from the operation of its properties, net of the payment of administrative expenses. The Partnership's financing activities consisted of the payment of distributions totaling approximately $1,246,000 to Partners.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the quarters ended March 31, 1996 and 1995, both of the remaining properties generated positive cash flow.

As of March 31, 1996, occupancy rates were 97% and 81% at Nob Hill Apartments - Phase I and Huntington Plaza, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the Partnership is now in its liquidation stage and the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership has a contract to sell Huntington Plaza for a sales price of $2,400,000 and has entered into negotiations for a contract to sell the Nob Hill Apartments - Phase I. It is expected that the Partnership will complete the disposition of its assets and be terminated by the end of 1996. However, the timing of the liquidation could be lengthened or shortened based on the outcome of the North Capitol Building bankruptcy, as well as changes in market conditions, economic factors, interest rates, and unforeseen events.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

In December 1995, the North Capitol Building wrap-around loan matured and the borrower failed to make the principal payment due. Pursuant to a forbearance agreement dated January 24, 1996, the Partnership agreed not to exercise its rights against the borrower through March 1, 1996. The borrower continued to make monthly interest only payments on the loan while negotiations with the Partnership for repayment continued. The borrower did not make the March 1996 payment and the loan was placed in default on March 7, 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The General Partner is reviewing the borrower's bankruptcy filing and will take such actions as are necessary to protect the Partnership's interests.

In 1991, the Partnership obtained title to the Normandy Mall and Norwood Plaza shopping centers and in 1993, title to the properties, with the exception of one building in Normandy Mall (the "Building"), was relinquished to the first mortgage holder pursuant to a settlement agreement. The first mortgage loan collateralized by the Building was held by a different third party lender, Gulf Life Insurance Company ("Gulf Life"), who commenced foreclosure proceedings in January 1995. Gulf Life subsequently sold the loan to American Mortgage Acquisition Corporation ("American"). A foreclosure sale of the Building took place in March 1996 and American made a successful bid and obtained title to the Building in April 1996. The Partnership has no further interest in the Building or the remainder of Normandy Mall.

In April 1996, the Partnership paid a distribution of $358,375 ($5.00 per Interest) to the holders of Limited Partnership Interests representing the quarterly distribution of Cash Flow for the first quarter of 1996. The level of this distribution remained unchanged from the amount distributed to Limited Partners during the fourth quarter of 1995. Including the April 1996 distribution, Limited Partners have received cumulative distributions of $1,731.14 per $1,000 Interest, of which $1,171.41 represents Cash Flow from operations and $559.73 represents a return of Original Capital.

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

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

Normandy Mall
- -------------

As previously described, in January 1995, Gulf Life Insurance Company ("Gulf Life"), the holder of the first mortgage loan collateralized by the remaining building owned by the Partnership at Normandy Mall, commenced foreclosure proceedings in the Fourth Judicial Circuit Court, Duval County, Florida, Gulf Life Insurance Company vs. Normandy Norwood Limited Partnership, et al., Case No. 95-00334CA. Gulf Life subsequently sold the loan to American Mortgage Acquisition Corporation ("American"). The Partnership did not oppose the foreclosure action and a foreclosure sale took place on March 29, 1996. American made a successful bid and obtained title to the building on April 10, 1996. The Partnership has no further interest in the building or the remainder of Normandy Mall.

Paul Williams, et al. vs. Balcor Pension Investors, et al.
- ----------------------------------------------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:
90-C-0726 (U.S. District Court, Northern District of Illinois). The Partnership, the General Partner, seven affiliated limited partnerships and other affiliates are the defendants. In July 1994, the Court granted plaintiffs' motion certifying a class relating to Federal securities fraud claims. The Court approved the Notice of Class Action in August 1995 which was sent to potential members of the class in September 1995. Settlement discussions among the parties are currently on-going but no final settlement has been reached. There can be no assurance, however, that such settlement discussions will ultimately be successful.

Item 5.  Other Information
- ---------------------------

As previously reported, on April 26, 1996, the Partnership contracted to sell Huntington Plaza Shopping Center to an unaffiliated party, J. Herzog & Sons, Inc. On May 14, 1996, the Partnership and the assignee of the purchaser, Huntington #1 1996 LLC, a Colorado limited liability company (the "Purchaser"), agreed to extend the closing date of the sale from May 21, 1996 to May 23, 1996. Further, upon notice to the Partnership by the Purchaser, to be received no later than May 17, 1996, and the deposit of an additional $50,000 in earnest money into the escrow account, the Purchaser may extend the closing to June 27, 1996.

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

(10)(a) Agreement of Sale and attachment thereto; First Amendment to Agreement of Sale; Form of Junior Mortgage and Security Agreement; Form of Principal Note; and Satisfaction and Release, relating to the sale of Huntington Plaza, Huntington, Indiana, previously filed as Exhibits (2)(a), (b), (c), (d) and (e) to the Registrant's Current Report on Form 8-K dated April 26, 1996 are incorporated herein by reference.

(b) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Huntington Plaza, Huntington, Indiana, is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on form 8-K: A Current Report on Form 8-K dated April 25, 1996 was filed reporting a contract to sell Huntington Plaza located in Huntington, Indiana.

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



Date: May 15, 1996
      ---------------------------