Form 10-Q
period 1996-06-30
BALCOR PENSION INVESTORS
filed 1996-08-14
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                1996             1995
                                            --------------   -------------
Cash and cash equivalents                   $   5,613,350    $  5,159,556
Accounts and accrued interest receivable          224,752         245,402
                                            --------------   -------------
                                                5,838,102       5,404,958
                                            --------------   -------------
Investment in loan receivable:
   Loan receivable - wrap-around mortgage      30,443,927      30,443,927
Less:
   Loan payable - underlying mortgage          21,547,919      21,547,919
   Allowance for potential loan loss            4,853,336       4,853,336
                                            --------------   -------------
Net investment in loan receivable               4,042,672       4,042,672

Real estate held for sale (net of allowance
  of $300,000 in 1995)                          3,161,581       5,763,025
                                            --------------   -------------
                                                7,204,253       9,805,697
                                            --------------   -------------
                                            $  13,042,355    $ 15,210,655
                                            ==============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                            $      57,816    $     69,002
Due to affiliates                                  69,723          42,885
Other liabilities, principally real estate
  taxes and security deposits                      80,783         147,277
Mortgage note payable                                             575,301
                                            --------------   -------------
     Total liabilities                            208,322         834,465
                                            --------------   -------------
Limited Partners' capital (71,675
  Partnership Interests issued
  and outstanding)                             13,026,568      14,561,840

General Partner's deficit                        (192,535)       (185,650)
                                            --------------   -------------
     Total partners' capital                   12,834,033      14,376,190
                                            --------------   -------------
                                            $  13,042,355    $ 15,210,655
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                            --------------   -------------
Income:
  Interest on loans receivable              $     163,055    $  1,323,249
  Less interest on loans payable -
    underlying mortgages                          123,667         835,602
                                            --------------   -------------
  Net interest income on loans
    receivable                                     39,388         487,647
  Income from operations of real estate
    held for sale                                 359,295         327,901
  Interest on short-term investments              110,093         169,850
  Recovery of loss on real estate                 300,000
                                            --------------   -------------
      Total income                                808,776         985,398
                                            --------------   -------------
Expenses:
  Provision for loss on real estate               575,301
  Participation expense related to sale
    of real estate                                473,394
  General Partner management fees                  45,269          49,795
  Administrative                                  294,992         349,087
                                            --------------   -------------
      Total expenses                            1,388,956         398,882
                                            --------------   -------------
(Loss) income before gain on sale of
  real estate and extraordinary item             (580,180)        586,516

Gain on sale of real estate                        70,769
                                            --------------
(Loss) income before extraordinary item          (509,411)

Extraordinary item:
  Gain on forgiveness of debt                     575,301
                                            --------------   -------------
Net income                                  $      65,890    $    586,516
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)
                                  (CONTINUED)

                                                1996             1995
                                            --------------   -------------
(Loss) income before extraordinary item
  allocated to General Partner              $      (5,094)   $      5,865
                                            ==============   =============
(Loss) income before extraordinary item
  allocated to Limited Partners             $    (504,317)   $    580,651
                                            ==============   =============
(Loss) income before extraordinary item
  per Limited Partnership Interest
  (71,675 issued and outstanding)           $       (7.03)   $       8.10
                                            ==============   =============
Extraordinary item allocated to General
  Partner                                   $       5,753            None
                                            ==============   =============
Extraordinary item allocated to Limited
  Partners                                  $     569,548            None
                                            ==============   =============
Extraordinary item per Limited
  Partnership Interest (71,675 issued
  and outstanding)                          $        7.94            None
                                            ==============   =============
Net income allocated to General Partner     $         659    $      5,865
                                            ==============   =============
Net income allocated to Limited Partners    $      65,231    $    580,651
                                            ==============   =============
Net income per Limited Partnership Interest
  (71,675 issued and outstanding)           $        0.91    $       8.10
                                            ==============   =============
Distributions to General Partner            $       7,544    $      6,224
                                            ==============   =============
Distributions to Limited Partners           $   1,600,503    $    591,319
                                            ==============   =============
Distributions per Limited Partnership
  Interest                                  $       22.33    $       8.25
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                            --------------   -------------
Income:
  Interest on loans receivable                               $    661,624
  Less interest on loans payable -
    underlying mortgages                                          416,722
                                                             -------------
  Net interest income on loans
    receivable                                                    244,902
  Income from operations of real estate
    held for sale                           $     148,313         107,594
  Interest on short-term investments               54,399          84,791
  Recovery of loss on real estate                 300,000
                                            --------------   -------------
      Total income                                502,712         437,287
                                            --------------   -------------
Expenses:
  Participation expense related to sale
    of real estate                                473,394
  General Partner management fees                  30,179          39,987
  Administrative                                  211,997         215,212
                                            --------------   -------------
      Total expenses                              715,570         255,199
                                            --------------   -------------
(Loss) income before gain on sale of
  real estate                                    (212,858)        182,088

Gain on sale of real estate                        70,769
                                            --------------   -------------
Net (loss) income                           $    (142,089)   $    182,088
                                            ==============   =============
Net (loss) income allocated to General
  Partner                                   $      (1,421)   $      1,821
                                            ==============   =============
Net (loss) income allocated to Limited
  Partners                                  $    (140,668)   $    180,267
                                            ==============   =============
Net (loss) income per Limited Partnership
  Interest (71,675 issued and outstanding)  $       (1.96)   $       2.51
                                            ==============   =============
Distribution to General Partner             $       3,772    $      3,772
                                            ==============   =============
Distribution to Limited Partners            $     358,375    $    358,375
                                            ==============   =============
Distribution per Limited Partnership
  Interest                                  $        5.00    $       5.00
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                            --------------   -------------
Operating activities:
  Net income                                $      65,890    $    586,516
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on forgiveness of debt                (575,301)
      Gain on sale of real estate                 (70,769)
      Participation expense related to
        sale of real estate                       473,394
      Provision for potential losses on
        real estate                               575,301
      Recovery of loss on real estate            (300,000)
      Net change in:
        Accounts and accrued interest
          receivable                               20,650         (34,955)
        Accounts and accrued interest
          payable                                 (11,186)       (134,532)
        Due to affiliates                          26,838         (43,217)
        Other liabilities                         (66,494)         36,568
                                            --------------   -------------
  Net cash provided by operating activities       138,323         410,380
                                            --------------   -------------
Investing activities:
  Proceeds from sale of real estate             2,093,800
  Distribution of proceeds to Second
    Mortgagee                                    (167,194)
  Costs incurred in connection with sale
    of real estate                                 (3,088)
                                            --------------
  Net cash provided by investing activities     1,923,518
                                            --------------
Financing activities:
  Distributions to Limited Partners            (1,600,503)       (591,319)
  Distributions to General Partner                 (7,544)         (6,224)
  Principal payments on underlying loan                          (251,317)
                                            --------------   -------------
  Net cash used in financing activities        (1,608,047)       (848,860)
                                            --------------   -------------
Net change in cash and cash equivalents           453,794        (438,480)
Cash and cash equivalents at beginning
  of period                                     5,159,556       6,226,192
                                            --------------   -------------
Cash and cash equivalents at end of period  $   5,613,350    $  5,787,712
                                            ==============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees             $ 5,080     $ 2,540      $   847
   General Partner management fees      30,180      15,090       30,179
   Reimbursement of expenses to
     the General Partner, at cost       62,632      44,321       38,697

3. Sale of Real Estate:

During May 1996, the Partnership sold the Huntington Plaza Shopping Center for $2,400,000, consisting of cash of $2,093,800 and $306,200 in the form of a purchase money note collateralized by a junior mortgage on the property. The Partnership assigned the $306,200 note and paid $167,194 to the holder of a second mortgage on the property as part of an agreement which allowed the Partnership to take title to the property in 1993. These expenses, which total $473,394, have been classified as participation expense on the income statement. The Partnership also paid $3,088 of other selling costs related to the sale. The basis of the property was $1,923,518. For financial statement purposes, the Partnership recognized a recovery of $300,000 and a gain of $70,769 from the sale of the property.

4. Extraordinary Item:

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

5. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

6. Subsequent Events:

(a) In July 1996, the Partnership paid a distribution of $2,145,950 to the holders of Limited Partnership Interests representing the quarterly distribution of available Cash Flow of $5.00 per Interest for the second quarter of 1996 and special distributions of $5.00 per Interest from Cash Flow and $19.94 per Interest from Mortgage Reductions in connection with the sale of Huntington Plaza Shopping Center.

(b) During July 1996, the Partnership sold the Nob Hill Apartments - Phase I for $4,775,000 consisting of cash of $4,510,820 and $264,180 in the form of a promissory note. From the proceeds of the sale, the Partnership paid $212,988 in selling costs. The Partnership will recognize a gain of approximately $1,400,000 for financial statement purposes during the third quarter of 1996.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors (the "Partnership") was formed in 1977 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $71,675,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-six loans. The Partnership sold the Huntington Plaza and Nob Hill Apartments in May and July 1996, respectively. Currently, the Partnership has one loan in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

The Partnership sold the Huntington Plaza Shopping Center in May 1996 and recognized participation expense in connection with the sale. In addition, the Partnership received less interest income on the North Capitol Office Building loan during 1996 than in 1995. As a result, the Partnership generated decreased net income during the six months ended June 30, 1996, as compared to the same period in 1995 and generated a net loss during the quarter ended June 30, 1996 as compared to net income during the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

The North Capitol Office Building wrap-around loan was placed on non-accrual status in December 1995 when the borrower did not make the payment due upon the maturity of the loan. For non-accrual loans, income is recorded only as cash payments are received from the borrower. In March 1996, the borrower discontinued the monthly payments required on the wrap-around loan pursuant to a forbearance agreement and subsequently filed for bankruptcy protection. This resulted in a decrease in net interest income on the loan receivable during 1996 when compared to 1995. The funds advanced by the Partnership for this loan total approximately $4,100,000, representing 6.4% of original funds advanced. During 1996, the Partnership received cash payments of net interest income totaling approximately $79,000. See Liquidity and Capital Resources, below, for additional information.

Income from operations of real estate held for sale represents the net operations of those properties acquired by the Partnership through foreclosure. At June 30, 1996, the Partnership was operating the Nob Hill Apartments - Phase
I. The Partnership sold the Huntington Plaza Shopping Center in May 1996. Prior to the sale, real estate tax and common area maintenance reimbursement income increased at the property which resulted in an increase in income from real estate held for sale during 1996 as compared to 1995.

Primarily as a result of lower interest rates and less cash available for investment due to special distributions to the Limited Partners in July 1995 and January 1996, interest income on short-term investments decreased during 1996 when compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the six months ended June 30, 1996, the Partnership recognized a provision of $575,301 in connection with the foreclosure of the remaining building to which the Partnership held title in Normandy Mall and a recovery of $300,000 related to the Huntington Plaza Shopping Center. The Partnership did not recognize any provisions for potential losses related to its loan or real estate held for sale during the six months ended June 30, 1995.

During the second quarter of 1996, the Partnership recognized participation expense of $473,394 in connection with the sale of Huntington Plaza Shopping Center.

As a result of a special distribution of Cash Flow made in July 1995, General Partner management fees decreased during 1996 when compared to 1995.

Legal fees incurred in 1995 relating to litigation for the Normandy Mall resulted in a decrease in administrative expense during 1996 when compared to 1995.

During the second quarter of 1996, the Partnership recognized a gain of $70,769 in connection with the sale of the Huntington Plaza Shopping Center.

During the first quarter of 1996, the Partnership recognized an extraordinary gain on forgiveness of debt of $575,301 in connection with the foreclosure of the one building that it retained title to in Normandy Mall. See Liquidity and Capital Resources for additional information.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $454,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership generated cash flow totaling approximately $138,000 from its operating activities primarily from the operation of its properties, net of the payment of administrative expenses. The Partnership also generated cash flow of approximately $1,924,000 from its investing activities resulting from the sale of the Huntington Plaza Shopping Center. The Partnership's financing activities consisted of the payment of distributions totaling approximately $1,608,000 to Partners.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the six months ended June 30, 1996 and 1995, the Nob Hill Apartments - Phase I generated positive cash flow. As of June 30, 1996, the occupancy rate was 98% at this property. The Huntington Plaza Shopping Center, which was sold in May 1996, generated positive cash flow during the six months ended June 30, 1995, and prior to its sale in 1996.

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

As previously reported, the Partnership is now in its liquidation stage. During May 1996 and July 1996, the Partnership sold the Huntington Plaza Shopping Center and Nob Hill Apartments - Phase I for $2,400,000 and $4,775,000, respectively. While it is the Partnership's intent to complete the disposition of its remaining asset and be terminated by the end of 1996, the bankruptcy of the borrower on the North Capitol Building loan may prevent the loan from being repaid and may make it impossible for the Partnership to sell its interest in the loan until the bankruptcy action is resolved. As a result, the timing of the liquidation of the Partnership could be lengthened from the time period described in the Partnership's prospectus.

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

In 1993, the Partnership acquired title to the Huntington Plaza Shopping Center through foreclosure. Prior to the foreclosure, this property had been encumbered by a second mortgage loan which was subordinate to the Partnership's loan. In order for the holder of the second mortgage not to contest the Partnership's foreclosure actions, the Partnership and the holder of the second mortgage executed an agreement which stated that the net proceeds from the sale of the property would be distributed to both the Partnership and the second mortgage holder pursuant to an agreed upon formula. In May 1996, the Partnership sold the Huntington Plaza Shopping Center for $2,400,000, consisting of $306,200 in the form of a purchase money note collateralized by a junior mortgage on the property and cash totaling $2,093,800. From the proceeds, $167,194 was paid to the second mortgage holder. In addition, the second mortgage holder agreed to accept the $306,200 purchase money note as full settlement of the agreement. Net proceeds received by the Partnership from this transaction were $1,923,518. See Note 3 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Nob Hill Apartments - Phase I for $4,775,000, consisting of $264,180 in the form of a promissory note which matures in December 1996 and cash totaling $4,510,820. Net proceeds of $4,297,832 have been received by the Partnership. See Note 5 of Notes to Financial Statements for additional information.

In July 1996, the Partnership paid a distribution of $2,145,950 to the holders of Limited Partnership Interests representing the regular quarterly distributions of available Cash Flow of $5.00 per Interest for the second quarter of 1996 and special distributions of $5.00 per Interest from Cash Flow and $19.94 per Interest from Mortgage Reductions in connection with the sale of Huntington Plaza Shopping Center. The level of the regular quarterly distribution remained unchanged from the amount distributed to Limited Partners during the first quarter of 1996. Including the July 1996 distribution, Limited Partners have received cumulative distributions of $1,761.08 per $1,000 Interest, of which $1,181.41 represents Cash Flow from operations and $579.67 represents a return of Original Capital.

The Partnership will make a cash distribution in the fourth quarter of 1996 from proceeds generated from the sale of the Nob Hill Apartments - Phase I. The General Partner believes it has retained, on behalf of the Partnership, an appropriate amount of working capital to meet cash or liquidity requirements which may occur.

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

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

Williams class action
- ---------------------

With respect to the class action complaint, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. (U.S. District Court, Northern District of Illinois, Case No.: 90 C 0726), the ongoing settlement discussions among the parties have resulted in a proposed settlement between counsel for the Class and counsel for defendants. A draft notice including a description of the terms of the proposed settlement is attached as Exhibit 99. A final hearing to determine the fairness, reasonableness and adequacy of the proposed settlement will be held on November 20, 1996 at 11:00 a.m. Copies of the proposed settlement agreement may be inspected at the office of the Clerk of the Court of the United States District Court for the Northern District of Illinois located at 219 South Dearborn, Chicago, Illinois 60604.

Item 5. Other Information
- --------------------------

Nob Hill Apartments
- -------------------

On June 4, 1996, the Partnership contracted to sell Nob Hill Apartments, Phase I, Winter Park, Florida, to an unaffiliated party, Ceebraid-Signal Corporation, a Florida corporation, for a sale price of $4,775,000. The sale closed on July 9, 1996. A portion of the purchase price was payable in the form of a promissory note in the amount of $264,180. The note bears interest at the rate of 8% per annum and is payable in monthly interest only installments with the entire principal balance and any unpaid interest due upon maturity on December 8, 1996. The remainder of the purchase price was paid in cash at closing from which the Partnership paid approximately $10,000 in closing costs, $143,250 to an unaffiliated party as a brokerage commission and $59,688 to an affiliate of the third party providing property management services for the property for services rendered in connection with the sale. The Partnership received the remaining proceeds of approximately $4,298,000.

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

(10)(a)(i) Agreement of Sale and attachment thereto; First Amendment to Agreement of Sale; Form of Junior Mortgage and Security Agreement; Form of Principal Note; and Satisfaction and Release, relating to the sale of Huntington Plaza, Huntington, Indiana, previously filed as Exhibits (2)(a),
(b), (c), (d) and (e) to the Registrant's Current Report on Form 8-K dated April 26, 1996 are incorporated herein by reference.

(ii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Huntington Plaza, Huntington, Indiana, previously filed as Exhibit
(10)(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of Nob Hill Apartments - Phase I, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 4, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ended June 30, 1996 is attached hereto.

(99) (i) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et. al. vs. Balcor Pension Investors, et. al.

(ii) Promissory Note relating to the sale of Nob Hill Apartments, Phase I, Winter Park, Florida is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated April 26, 1996 was filed reporting a contract to sell Huntington Plaza Shopping Center, Huntington, Indiana.

(ii) A Current Report on Form 8-K dated June 4, 1996 was filed reporting a contract to sell Nob Hill Apartments, Phase I, Winter Park, Florida, and the closing of the sale of the Huntington Plaza Shopping Center, Huntington, Indiana.

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



Date: August 14, 1996
      ---------------------------