Form 10-Q
period 1996-09-30
BALCOR PENSION INVESTORS
filed 1996-11-13
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  7,609,130    $  5,159,556
Accounts and accrued interest receivable          211,001         245,402
                                             -------------   -------------
                                                7,820,131       5,404,958
                                             -------------   -------------
Investment in loans receivable:
  Loans receivable - wrap-around and
    first mortgages                            30,708,107      30,443,927
Less:
  Loan payable - underlying mortgage           21,547,919      21,547,919
  Allowance for potential loan loss             4,853,336       4,853,336
                                             -------------   -------------
Net investment in loans receivable              4,306,852       4,042,672
Real estate held for sale (net of
  allowance of $300,000 in 1995)                                5,763,025
                                             -------------   -------------
                                                4,306,852       9,805,697
                                             -------------   -------------
                                             $ 12,126,983    $ 15,210,655
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     69,019    $     69,002
Due to affiliates                                 147,050          42,885
Other liabilities, principally real estate
  taxes and security deposits                                     147,277
Mortgage note payable                                             575,301
                                             -------------   -------------
     Total liabilities                            216,069         834,465
                                             -------------   -------------
Limited Partners' capital (71,675
  Partnership Interests issued
  and outstanding)                             12,098,690      14,561,840

General Partner's deficit                        (187,776)       (185,650)
                                             -------------   -------------
     Total partners' capital                   11,910,914      14,376,190
                                             -------------   -------------
                                             $ 12,126,983    $ 15,210,655
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Income:
  Interest on loans receivable               $    166,578    $  1,984,873
  Less interest on loans payable -
    underlying mortgages                          123,667       1,250,129
                                             -------------   -------------
  Net interest income on loans receivable          42,911         734,744
  Income from operations of real estate
    held for sale                                 281,510         421,290
  Interest on short-term investments              209,106         225,518
  Recovery of loss on real estate                 300,000
                                             -------------   -------------
    Total income                                  833,527       1,381,552
                                             -------------   -------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                    575,301       1,726,547
  Participation expense related to sale
    of real estate                                473,394
  General Partner management fees                 135,806          64,885
  Administrative                                  399,261         483,484
                                             -------------   -------------
    Total expenses                              1,583,762       2,274,916
                                             -------------   -------------
Loss before gain on sales of
  real estate and extraordinary item             (750,235)       (893,364)

Gain on sales of real estate                    1,471,200
                                             -------------   -------------
Income (loss) before extraordinary item           720,965        (893,364)
Extraordinary item:
  Gain on forgiveness of debt                     575,301
                                             -------------   -------------
Net income (loss)                            $  1,296,266    $   (893,364)
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)


Income (loss) before extraordinary item
  allocated to General Partner               $      7,210    $     (8,934)
                                             =============   =============
Income (loss) before extraordinary item
  allocated to Limited Partners              $    713,755    $   (884,430)
                                             =============   =============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (71,675 issued and outstanding)            $       9.96    $     (12.34)
                                             =============   =============
Extraordinary item allocated to General
  Partner                                    $      5,753            None
                                             =============   =============
Extraordinary item allocated to Limited
  Partners                                   $    569,548            None
                                             =============   =============
Extraordinary item per Limited
  Partnership Interest (71,675 issued
  and outstanding)                           $       7.94            None
                                             =============   =============
Net income (loss) allocated to
  General Partner                            $     12,963    $     (8,934)
                                             =============   =============
Net income (loss) allocated to
  Limited Partners                           $  1,283,303    $   (884,430)
                                             =============   =============
Net income (loss) per Limited Partnership
  Interest (71,675 issued and outstanding)   $      17.90    $     (12.34)
                                             =============   =============
Distributions to General Partner             $     15,089    $     14,900
                                             =============   =============
Distributions to Limited Partners            $  3,746,453    $  2,304,352
                                             =============   =============
Distributions per Limited Partnership
   Interest                                  $      52.27    $      32.15
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Income:
  Interest on loans receivable               $      3,523    $    661,624
  Less interest on loans payable -
    underlying mortgages                                          414,527
                                             -------------   -------------
  Net interest income on loans receivable           3,523         247,097
  Interest on short-term investments               99,013          55,668
                                             -------------   -------------
    Total income                                  102,536         302,765
                                             -------------   -------------
Expenses:
  Provision for potential losses on loans,
    real estate and accrued interest
    receivable                                                  1,726,547
  Loss (income) from operations of
    real estate held for sale                      77,785         (93,389)
  General Partner management fees                  90,537          15,090
  Administrative                                  104,269         134,397
                                             -------------   -------------
    Total expenses                                272,591       1,782,645
                                             -------------   -------------
Loss before gain on sales of
  real estate                                    (170,055)     (1,479,880)

Gain on sales of real estate                    1,400,431
                                             -------------   -------------
Net income (loss)                            $  1,230,376    $ (1,479,880)
                                             =============   =============
Net income (loss) allocated to
  General Partner                            $     12,304    $    (14,799)
                                             =============   =============
Net income (loss) allocated to
  Limited Partners                           $  1,218,072    $ (1,465,081)
                                             =============   =============
Net income (loss) per Limited Partnership
  Interest (71,675 issued and outstanding)   $      16.99    $     (20.44)
                                             =============   =============
Distribution to General Partner              $      7,545    $      8,676
                                             =============   =============
Distribution to Limited Partners             $  2,145,950    $  1,713,033
                                             =============   =============
Distribution per Limited Partnership
  Interest                                   $      29.94    $      23.90
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net income (loss)                          $  1,296,266    $   (893,364)
  Adjustments to reconcile net income
    (loss) to net cash (used in) or
    provided by operating activities:
      Gain on forgiveness of debt                (575,301)
      Gain on sales of real estate             (1,471,200)
      Participation expense related to
        sale of real estate                       473,394
      Provision for potential losses on loans,
        real estate and accrued interest
        receivable                                575,301       1,726,547
      Recovery of loss on real estate            (300,000)
      Net change in:
        Accounts and accrued interest
          receivable                               34,401         468,122
        Accounts and accrued interest payable          17        (126,428)
        Due to affiliates                         104,165         (46,200)
        Other liabilities                        (147,277)         80,290
                                             -------------   -------------
  Net cash (used in) or provided
    by operating activities                       (10,234)      1,208,967
                                             -------------   -------------
Investing activities:
  Proceeds from sales of real estate            6,604,620
  Distribution of proceeds to Second
    Mortgagee                                    (167,194)
  Costs incurred in connection with
    sales of real estate                         (216,076)
                                             -------------
  Net cash provided by investing activities     6,221,350
                                             -------------
Financing activities:
  Distributions to Limited Partners            (3,746,453)     (2,304,352)
  Distributions to General Partner                (15,089)        (14,900)
  Principal payments on underlying loans                         (380,249)
                                             -------------   -------------
  Net cash used in financing activities        (3,761,542)     (2,699,501)
                                             -------------   -------------
Net change in cash and cash equivalents         2,449,574      (1,490,534)
Cash and cash equivalents at beginning
  of period                                     5,159,556       6,226,192
                                             -------------   -------------
Cash and cash equivalents at end of period   $  7,609,130    $  4,735,658
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

A reclassification has been made to the previously reported 1995 financial statements to conform with the classifications used in 1996. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees             $ 7,620     $ 2,540      $   847
   General Partner management fees      60,359      30,179       90,537
   Reimbursement of expenses to
     the General Partner, at cost       72,196       9,564       55,666


3. Sales of Real Estate:

(a) During May 1996, the Partnership sold the Huntington Plaza Shopping Center for $2,400,000, consisting of cash of $2,093,800 and $306,200 in the form of a purchase money note collateralized by a junior mortgage on the property. The Partnership assigned the $306,200 note and paid $167,194 to the holder of a second mortgage on the property as part of an agreement which allowed the Partnership to take title to the property in 1993. These expenses, which total $473,394, have been classified as participation expense on the income statement. The Partnership also paid $3,088 of other selling costs related to the sale. The basis of the property was $2,326,143. For financial statement purposes, the Partnership recognized a gain of $70,769 from the sale of the property.

(b) During July 1996, the Partnership sold the Nob Hill Apartments - Phase I for $4,775,000, consisting of cash of $4,510,820 and $264,180 in the form of a promissory note. From the proceeds of the sale, the Partnership paid $212,988 in selling costs. The basis of the property was $3,161,581. For financial statement purposes, the Partnership recognized a gain of $1,400,431 from the sale of the property.

4. Extraordinary Item:

A foreclosure sale of the remaining building in Normandy Mall took place in March 1996 and the underlying lender made a successful bid and obtained title to the building in April 1996. In connection with the foreclosure, the Partnership recognized an extraordinary gain on forgiveness of debt of $575,301. In addition, the Partnership recognized a provision for losses equal to the carrying value of the building of $575,301 during the quarter ended March 31, 1996. The Partnership has no further interest in Normandy Mall.

5. Contingency:

A proposed settlement has been reached with respect to the class action complaint, Paul Williams and Beverly Kennedy, et al, v. Balcor Pension Investors, et al. between counsel for the Class and counsel for the defendants. Notice of the proposed settlement terms was sent to class members in September 1996. A final hearing on the proposed settlement is expected to be held in November 1996. The General Partner does not believe that the proposed settlement will have a material adverse impact on the Partnership.

6. Subsequent Event:

In October 1996, the Partnership paid a distribution of $3,870,452 to the holders of Limited Partnership Interests representing the quarterly distribution of available Cash Flow of $5.00 per Interest for the third quarter of 1996 and special distributions of $25.00 per Interest from Cash Flow and $24.00 per Interest from Mortgage Reductions in connection with the sale of Nob Hill Apartments - Phase I.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors (the "Partnership") was formed in 1977 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $71,675,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-six loans. The Partnership sold the Huntington Plaza Shopping Center and Nob Hill Apartments - Phase I in May and July 1996, respectively. Currently, the Partnership has one loan in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1995, the Partnership recognized a provision for a potential loan loss of $1,726,547 related to the North Capitol Office Building loan. In addition, the Partnership recognized gains related to the sales of the Nob Hill Apartments - Phase I and the Huntington Plaza Shopping Center during 1996. These events were the primary reasons for the recognition of net income during the nine months and quarter ended September 30, 1996 as compared to a net loss during the same periods in 1995. Participation expense recognized in connection with the sale of the Huntington Plaza Shopping Center and the receipt of less interest income on the North Capitol Office Building loan during 1996 than in 1995 partially offset the increase in net income. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

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

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. The Partnership sold its remaining properties, the Huntington Plaza Shopping Center and the Nob Hill Apartments - Phase I, in May 1996 and July 1996, respectively. The timing of the sales resulted in a decrease in income from real estate held for sale during the nine months ended September 30, 1996 as compared to the same period in 1995 and the recognition of a loss from operations of real estate held during the quarter ended September 30, 1996 as compared to income during the same period in 1995 due to the payment of expenses related to the period prior to the sale.

Proceeds received in connection with the July 1996 sale of Nob Hill Apartments
- Phase I were invested in short-term investments prior to their distribution to Limited Partners in October 1996. As a result, interest income on short-term investments increased during the quarter ended September 30, 1996 when compared to the same period in 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties or in a borrower's ability to repay a loan or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1996, the Partnership recognized a provision of $575,301 in connection with the foreclosure of the remaining building to which the Partnership held title in Normandy Mall and a recovery of $300,000 related to the Huntington Plaza Shopping Center to provide for changes in the estimate of its fair value. The Partnership recognized a provision for potential losses of $1,726,547 related to the North Capitol Office Building loan during the quarter ended September 30, 1995.

During the second quarter of 1996, the Partnership recognized participation expense of $473,394 in connection with the sale of Huntington Plaza Shopping Center. See Liquidity and Capital Resources for additional information.

As a result of a special distribution of Cash Flow made in October 1996, General Partner management fees increased during 1996 when compared to 1995.

Legal fees incurred in 1995 relating to litigation for the Normandy Mall resulted in a decrease in administrative expense during 1996 when compared to 1995.

During 1996, the Partnership recognized gains of $70,769 and $1,400,431 in connection with the sales of the Huntington Plaza Shopping Center and the Nob Hill Apartments - Phase I, respectively.

During the first quarter of 1996, the Partnership recognized an extraordinary gain on forgiveness of debt of $575,301 in connection with the foreclosure of the one building that it retained title to in Normandy Mall. See Liquidity and Capital Resources for additional information.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $2,450,000 as of September 30, 1996 when compared to December 31, 1995. The Partnership used cash of approximately $10,000 to fund its operating activities. The revenue generated primarily by the Partnership's properties was offset by the payment of administrative expenses. The Partnership generated cash flow of approximately $6,221,000 from its investing activities resulting from the sales of the Huntington Plaza Shopping Center and Nob Hill Apartments - Phase I. The

Partnership's financing activities consisted of the payment of distributions totaling approximately $3,762,000 to the Partners. The Partnership also made a special distribution to Limited Partners from Cash Flow and Mortgage Reductions in October 1996 as described below.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. The Huntington Plaza Shopping Center, which was sold in May 1996, and the Nob Hill Apartments - Phase I, which was sold in July 1996, both generated positive cash flow during the nine months ended September 30, 1995, and prior to their sales in 1996.

In December 1995, the North Capitol Office Building wrap-around loan matured and the borrower failed to make the principal payment due. Pursuant to a forbearance agreement dated January 24, 1996, the Partnership agreed not to exercise its rights against the borrower through March 1, 1996. The borrower continued to make monthly interest only payments on the loan while negotiations with the Partnership for repayment continued. The borrower did not make the March 1996 payment and the loan was placed in default on March 7, 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The General Partner is reviewing the borrower's bankruptcy filing and will take such actions as are necessary to protect the Partnership's interests.

As previously reported, the Partnership is now in its liquidation stage.
During May 1996 and July 1996, the Partnership sold the Huntington Plaza Shopping Center and Nob Hill Apartments - Phase I for $2,400,000 and $4,775,000, respectively. While it is the Partnership's intent to complete the disposition of its remaining assets and be terminated by the end of 1996, the bankruptcy of the borrower on the North Capitol Building loan may prevent the loan from being repaid and may make it impossible for the Partnership to sell its interest in the loan until the bankruptcy action is resolved. The timing of the termination of the Partnership and final distribution of cash will also depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

In 1991, the Partnership obtained title to the Normandy Mall and Norwood Plaza shopping centers and in 1993, title to the properties, with the exception of one building (the "Building") in Normandy Mall, was relinquished to the first mortgage holder pursuant to a settlement agreement. The first mortgage loan collateralized by the Building was held by a different third party lender, Gulf Life Insurance Company ("Gulf Life"), who commenced foreclosure proceedings in January 1995. Gulf Life subsequently sold the loan to American Mortgage Acquisition Corporation ("American"). A foreclosure sale of the Building took place in March 1996 and American made a successful bid and obtained title to the Building in April 1996. The Partnership has no further interest in the Building or the remainder of Normandy Mall.

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

In July 1996, the Partnership sold the Nob Hill Apartments - Phase I for $4,775,000, consisting of $264,180 in the form of a promissory note which matures in December 1996 and cash totaling $4,510,820. Net proceeds of $4,297,832 were received by the Partnership. See Note 3(b) of Notes to Financial Statements for additional information.

In October 1996, the Partnership paid a distribution of $3,870,452 to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow of $5.00 per Interest for the third quarter of 1996 and special distributions of $25.00 per Interest from Cash Flow and $24.00 per Interest from Mortgage Reductions in connection with the sale of Nob Hill Apartments - Phase I. The level of the regular quarterly distribution remained unchanged from the amount distributed to Limited Partners during the second quarter of 1996. Including the October 1996 distribution, Limited Partners have received cumulative distributions of $1,815.08 per $1,000 Interest, of which $1,211.41 represents Cash Flow from operations and $603.67 represents a return of Original Capital.

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

(27) Financial Data Schedule of the Registrant for the nine month period ended September 30, 1996 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended September 30, 1996.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial
                                  Officer (Principal Accounting
                                  Officer) of Balcor Mortgage
                                  Advisors, the General Partner



Date: November 13, 1996
      ---------------------------