Form 10-K
period 1996-12-31
BALCOR PENSION INVESTORS
filed 1997-03-27
CIK 225075

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------
Commission file number 0-9198
                       ------

                           BALCOR PENSION INVESTORS
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-2943462
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
------------------------------------------           -------------------
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

Item 1. Business
----------------

Balcor Pension Investors (the "Registrant") is a limited partnership formed in 1977 under the laws of the State of Illinois. The Registrant raised $71,675,000 from sales of Limited Partnership Interests. The Registrant's operations consisted exclusively of investment in one wrap-around mortgage loan. The Registrant also operated two properties acquired through foreclosure, and all financial information included in this report relates to this industry segment.

The Registrant originally funded thirty-six loans. A portion of the Mortgage Reductions generated by loan repayments was distributed to the holders of Limited Partnership Interests and the remainder was added to the Registrant's working capital reserves. As a result of the repayments, foreclosures and write-offs of thirty-five loans, the Registrant has one loan in its portfolio as of December 31, 1996. Six properties were acquired through foreclosure, of which five have been sold and one has been relinquished to the underlying lender through foreclosure.

The Registrant's loan receivable is collateralized by the North Capital Office Building located in Washington, D.C., which is subject to certain competitive conditions in the market in which it is located. See "Item 7. Liquidity and Capital Resources" for additional information. The North Capitol Office Building wrap-around loan matured in December 1995. The borrower failed to make the payment due and in March 1996 filed for bankruptcy protection. See "Item 3. Legal Proceedings" and "Item 7. Liquidity and Capital Resources" for additional information.

In May 1996, the Registrant sold the Huntington Plaza Shopping Center for $2,400,000, consisting of cash of $2,093,800 and $306,200 in the form of a purchase money note collateralized by a junior mortgage on the property. See "Item 7. Liquidity and Capital Resources" for additional information.

In July 1996, the Registrant sold the Nob Hill Apartments - Phase I for $4,775,000, consisting of cash of $4,510,820 and $264,180 in the form of a promissory note. See "Item 7. Liquidity and Capital Resources" for additional information.

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

The Registrant, by virtue of its investment in a loan receivable which is collateralized by real estate, is subject to Federal and state laws and regulations covering various environmental issues.

 Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

While it is the Registrant's intent to complete the disposition of its remaining asset, the bankruptcy of the borrower on the North Capitol Office Building loan may prevent the loan from being repaid. The timing of the termination of the Registrant and final distribution of cash will also depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant. In the absence of any contingency, the reserves will be paid within twelve months of the disposition of the Registrant's interest in the North Capitol Office Building. In the event a contingency arises, reserves may be held by the Registrant for a longer period of time.

The officers and employees of Balcor Mortgage Advisors, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant no longer owns any physical properties.

See Notes to Financial Statements for other information regarding prior real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed Class Action
---------------------

In February 1990, a proposed class-action complaint was filed, Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al., Case No.:90-C-0726, U.S. District Court, Northern District of Illinois). The Registrant, the General Partner, seven affiliated limited partnerships (together with the Registrant, the "Related Partnerships") and other affiliates were the defendants. The complaint alleged violations of Federal securities laws as to the adequacy and accuracy of disclosure of information in the offering of limited partnership interests in the Related Partnerships and alleged breach of fiduciary duty, fraud, negligence and violations under the Racketeer Influenced and Corrupt Organizations Act. The complaint sought compensatory and punitive damages.

A settlement of these proceedings was approved by the District Court on November 20, 1996 on the terms previously described in the form of settlement agreement attached as Exhibit 99 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996. Distributions to be paid pursuant to the settlement were paid in February 1997. All proceedings relating to this matter are now dismissed.

North Capitol Building
----------------------

In May 1981, the Registrant funded a $4,140,000 loan to North Capitol, Ltd., a Washington, D.C. limited partnership, evidenced by a promissory note in the amount of $30,520,000 and collateralized by a wrap-around mortgage on the North Capitol Building, Washington, D.C. In December 1995, the loan matured and the borrower failed to make the principal payment due. Pursuant to a forbearance agreement dated January 24, 1996, the Registrant agreed not to exercise its rights against the borrower through March 1, 1996. The borrower continued to make monthly interest only payments through February 1996 while negotiations with the Registrant for a repayment of the loan continued. The borrower did not make the March 1996 monthly interest payment and the loan was placed in default on March 7, 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court, Southern District of New York, In re North Capitol Limited Partnership, Case No. 96B41523. The General Partner will take such actions as are necessary to protect the Registrant's interests.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

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

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 3,523.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   ---------------------------------------------------------
                     1996        1995        1994         1993       1992
                   ---------- ----------- ----------- ----------- ----------

Total income        $777,868  $ 2,627,452 $ 2,055,694 $ 2,633,494 $ 2,662,072
Provision for
 losses on
 loans, real
 estate and
 accrued interest
 receivable        4,617,973    4,200,000        None   1,988,000  2,750,000

Net (loss) income
  before gain on
  foreclosure of
  property, gains on
  sales of real estate
  and extraordinary
  item             (4,931,881) (2,324,001)  1,465,209      92,635  (862,690)
Net (loss) income  (2,885,380) (2,324,001)  1,465,209     182,117  (862,690)
Net (loss) income
  per Limited
  Partnership
  Interest             (40.26)    (32.10)       20.24        2.52    (11.92)
Total assets         3,917,770 15,210,655  20,512,471  22,374,872 32,538,628
Mortgage notes
  payable                         575,301     575,301   3,057,594  9,247,419
Distributions per
  Limited
  Partnership
  Interest (A)          106.27      37.15       13.00       53.76      43.16


(A) These amounts include distributions of original capital of $56.27, $12.40, $40.76, and $5.41 per Limited Partnership Interest for the years 1996, 1995, 1993, and 1992, respectively.


Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Pension Investors (the "Partnership") recorded provisions for potential loan losses related to the North Capitol Office Building loan in 1996 and 1995, respectively, resulting in the recognition of a net loss during each of 1996 and 1995 as compared to net income for 1994. The loss during 1996 was partially offset by gains recognized on the sales of the Nob Hill Apartments - Phase I and the Huntington Plaza Shopping Center during 1996. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

The borrower on the North Capitol Office Building loan failed to make the payment due upon maturity of the wrap-around loan in December 1995 and the loan was placed on non-accrual status. In March 1996, the borrower discontinued the monthly payments required on the loan pursuant to a forbearance agreement and subsequently filed for bankruptcy protection.

This resulted in a decrease in net interest income on the loan receivable during 1996 when compared to 1995. Due to the timing of the recognition of interest expense on the underlying mortgage loan, additional interest expense was recognized by the Partnership in 1996 which resulted in the recognition of net interest expense on loans receivable during 1996.

The Partnership's wrap-around loan is on non-accrual status at December 31, 1996 and is collateralized by the North Capitol Office Building. For nonaccrual loans, income is recorded only as cash payments are received from the borrower. The funds advanced by the Partnership for this loan totaled approximately $4,100,000, representing approximately 6.4% of original funds advanced. This loan has been fully reserved as of December 31, 1996. See Liquidity and Capital Resources, below, for additional information.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. The Partnership sold its remaining properties, the Huntington Plaza Shopping Center and the Nob Hill Apartments - Phase I in May 1996 and July 1996, respectively. The timing of the sales resulted in a decrease in income from real estate held for sale during 1996 as compared to 1995.

Interest income on short-term investments decreased primarily as a result of lower interest rates in 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties, a borrower's ability to repay a loan, or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership recognized loan loss provisions of $4,042,672 and $3,900,000 in 1996 and 1995, respectively, related to the North Capitol Office Building loan. The Partnership also recognized a provision of $575,301 in 1996 in connection with the foreclosure of the remaining building to which the Partnership held title in the Normandy Mall. In addition, during 1996, the Partnership recognized a recovery of the $300,000 provision recorded by the Partnership in 1995 related to Huntington Plaza Shopping Center to provide for a change in the estimate of the fair value of the property. During 1995 an allowance of $1,269,445 was written off related to the Waterford/Ferndale Centers wrap-around loan.

During 1996, the Partnership recognized participation expense of $473,394 in connection with the sale of Huntington Plaza Shopping Center. See Liquidity and Capital Resources below for additional information.

As a result of a special distribution of Cash Flow made in October 1996, General Partner management fees increased during 1996 when compared to 1995.

Legal fees and other expenses incurred in 1995 relating to litigation for the Normandy Mall resulted in a decrease in administrative expenses during 1996 when compared to 1995.

During 1996, the Partnership recognized gains of $70,769 and $1,400,431 in connection with the sales of the Huntington Plaza Shopping Center and the Nob Hill Apartments - Phase I, respectively.

During 1996, the Partnership recognized a $575,301 extraordinary gain on forgiveness of debt in connection with the foreclosure of the remaining building to which it held title in the Normandy Mall. See Liquidity and Capital Resources below for additional information.

1995 Compared to 1994
---------------------

The Partnership received $600,000 from the guarantors of the loan collateralized by Normandy Mall and Norwood Plaza as settlement of a lawsuit which resulted in an increase in net interest income on loans receivable during 1995 as compared to 1994.

No provisions related to loans or real estate were recognized by the Partnership in 1994.

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

Administrative expenses increased in 1995 as compared to 1994 as a result of higher legal fees relating to litigation involving Normandy Mall

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996 decreased by approximately $1,576,000 when compared to December 31, 1995. The Partnership used cash of approximately $143,000 to fund operating activities. The revenue generated primarily by property operations and interest income on short-term investments was offset by the payment of administrative expenses. The timing of the sale of the Partnership's properties in 1996 and the default by the borrower under the forbearance agreement on the remaining loan investment in 1996 resulted in a significant decrease in operating cash flow. Cash flow of approximately $6,221,000 from investing activities was generated by the sales of the Huntington Plaza Shopping Center and Nob Hill Apartments - Phase I. The Partnership's financing activities consisted primarily of the payment of distributions to the Partners totaling approximately $7,655,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property-related expenditures. The Huntington Plaza Shopping Center, which was sold in May 1996, and the Nob Hill Apartments - Phase I, which was sold in July 1996, both generated positive cash flow prior to their sales in 1996 and for 1995.

In December 1995, the North Capitol Office Building wrap-around loan matured and the borrower failed to make the principal payment due. Pursuant to a forbearance agreement dated January 24, 1996, the Partnership agreed not to exercise its rights against the borrower through March 1, 1996.

The borrower continued to make monthly interest-only payments on the loan while negotiations with the Partnership for repayment continued. The borrower did not make the March 1996 payment, and the loan was placed in default on March 7, 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The General Partner will take such actions as are necessary to protect the Partnership's interests.

The North Capitol buildings are comprised of two nine-story class "B" office buildings each with approximately 290,000 square feet of rental space. The buildings are located in the Capitol Hill sub-market in Washington, D.C. This sub-market contains approximately 8.3 million square feet of office space in 81 Class "A" and Class "B" buildings. The sub-market currently has a nine percent vacancy. Prospective tenants in this sub-market encounter a shortage of large available blocks, but new options are emerging because of tenant move-outs as well as renovations and some new development. Many buildings with available blocks over 100,000 square feet were built in the 1960's and 1970's and, in most cases, owners are waiting for pre-lease agreements from large tenants before going ahead with the necessary renovations.

In 1991, the Partnership obtained title to the Normandy Mall and Norwood Plaza shopping centers and in 1993, title to the properties, with the exception of one building (the "Building") in Normandy Mall, was relinquished to the first mortgage holder pursuant to a settlement agreement. The first mortgage loan collateralized by the Building was held by a different third party lender, Gulf Life Insurance Company ("Gulf Life"), which commenced foreclosure proceedings in January 1995. Gulf Life subsequently sold the loan to American Mortgage Acquisition Corporation ("American"). A foreclosure sale of the Building took place in March 1996 pursuant to which American made a successful bid and subsequently obtained title to the Building in April 1996. The Partnership has no further interest in the Building or the remainder of Normandy Mall. See Note 9 of Notes to Financial Statements for additional information.

In 1993, the Partnership acquired title to the Huntington Plaza Shopping Center through foreclosure. Prior to the foreclosure, this property had been encumbered by a second mortgage loan which was subordinate to the Partnership's loan. The Partnership and the holder of the second mortgage executed an agreement providing that the holder of the second mortgage would not contest the Partnership's foreclosure action and that any net proceeds from the sale of the property would be distributed to both the Partnership and the second mortgage holder pursuant to an agreed-upon formula. In May 1996, the Partnership sold the Huntington Plaza Shopping Center for $2,400,000, consisting of $306,200 in the form of a purchase money note collateralized by a junior mortgage on the property and cash totaling $2,093,800. From the proceeds, $167,194 was paid to the second mortgage holder. In addition, the second mortgage holder agreed to accept the $306,200 purchase money note as full settlement of the agreement. These amounts totaling $473,394, represent the second mortgage holder's participation pursuant to the 1993 agreement. From the proceeds of the sale, the Partnership paid $3,088 of selling costs. Net proceeds received by the Partnership from this transaction were $1,923,518, which were distributed to the Partners in July 1996. See Note 10 of Notes to Financial Statements for additional information.

In July 1996, the Partnership sold the Nob Hill Apartments - Phase I for $4,775,000, consisting of cash totaling $4,510,820 and $264,180 in the form of a promissory note which matured in December 1996.

From the proceeds of the sale the Partnership paid $212,988 of selling costs. Net proceeds of $4,297,832 were received by the Partnership of which the cash portion was distributed to Limited Partners in October 1996. Full payment of the promissory note was received by the Partnership in January 1997. See Note 10 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $106.27, $37.15 and $13.00 per Interest in 1996, 1995 and 1994, respectively. See Statement of Partner's Capital for additional information. Distributions were comprised of $50.00 per Interest of Cash Flow and $56.27 per Interest of Mortgage Reductions in 1996; $24.75 per Interest of Cash Flow and $12.40 per Interest of Mortgage Reductions in 1995; and $13.00 per Interest of Cash Flow in 1994. The level of Cash Flow distributions in 1996 increased from the amounts distributed in 1995 due primarily to proceeds received from the sales of the Huntington Plaza Office Building and Nob Hill Apartments - Phase I in excess of the original funds advanced for the loans collateralized by the properties, which is classified as Cash Flow. The level of Cash Flow distributions in 1995 increased from the amounts distributed in 1994 due primarily to the Cash Flow received from the settlement of the Normandy Mall lawsuit.

In January 1997, the Partnership paid a distribution of $358,375 to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow of $5.00 per Interest for the fourth quarter of 1996. The level of the regular quarterly distribution remained unchanged from the amounts distributed to Limited Partners during 1996. The Partnership will issue a distribution in 1997 from cash reserves. This will be the final distribution to the Limited Partners prior to the termination of the Partnership. To date, Limited Partners have received cumulative distributions of $1,820.08 per $1,000 Interest, of which $1,216.41 represents Cash Flow from operations and $603.67 represents a return of Original Capital.

In February 1997, the General Partner made a settlement payment of $16,976 ($.27 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. vs. Balcor Pension Investors, et. al. class action lawsuit.

While it is the Partnership's intent to complete the disposition of its remaining asset, the bankruptcy of the borrower on the North Capitol Office Building loan may prevent the loan from being repaid. The timing of the termination of the Partnership and final distribution of cash will also depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the disposition of the Partnership's interest in the North Capitol Office Building. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

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

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Mortgage Advisors, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers and significant employees of the General Partner of the Registrant are as follows:





                  TITLE                             OFFICERS

         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


      Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

       Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

       James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

       John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

       Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions.

        From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $3,309 in 1996 to one of the executive officers and directors of Balcor Mortgage Advisors, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                    Name and            Amount and
                    Address of          Nature of      Percent
                    Beneficial          Beneficial     of
Title of Class      Owner               Ownership      Class
------------------------------------------------------------------------------
Limited             Mellon Bank NA        5,200        7.18%
Partnership         Custodian for
Interests           Sherwin-Williams      Limited
                    Collective            Partnership
                    Investment Trust      Interests
                    Pittsburgh,
                    Pennsylvania

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

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

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

(4) Form of Subscription Agreement set forth as Exhibit 3(c) to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated December 15, 1977 (Registration No. 2-60478) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 are incorporated herein by reference.

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto; First Amendment to Agreement of Sale; Form of Junior Mortgage and Security Agreement; Form of Principal Note; and Satisfaction and Release, relating to the sale of Huntington Plaza, Huntington, Indiana, previously filed as Exhibits (2)(a), (b), (c), (d) and (e) to the Registrant's Current Report on Form 8-K dated April 26, 1996 are incorporated herein by reference.

(a)(ii) Second Amendment to Agreement of Sale and Escrow Agreement relating to the sale of Huntington Plaza, Huntington, Indiana, previously filed as Exhibit
(10)(b) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1996, is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of Nob Hill Apartments - Phase I, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated June 4, 1996, is incorporated herein by reference.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(99) Form of Notice of Proposed Class Action Settlement and Hearing relating to Paul Williams and Beverly Kennedy, et al. vs. Balcor Pension Investors, et al. previously filed as Exhibit (99)(i) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: None

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR PENSION INVESTORS


                         By:  /s/ Jayne A. Kosik
                             ----------------------------------
                             Jayne A. Kosik
                             Managing Director and
                             Chief Financial Officer
                             (Principal Accounting and Financial
                             Officer) of Balcor Mortgage Advisors,
                             the General Partner

Date:  March 27, 1997
       --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                     Title                       Date
----------------------   --------------------------------   --------------
                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Mortgage
/s/ Thomas E. Meador     Advisors, the General Partner       March 27,1997
----------------------                                       -------------
    Thomas E. Meador
                         Managing Director and
                         Chief Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Mortgage
/s/ Jayne A. Kosik       Advisors, the General Partner       March 27, 1997
----------------------                                       --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Pension Investors:

We have audited the accompanying balance sheets of Balcor Pension Investors (An Illinois Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statments based on our audits.

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

In our opinion, the financial stamements referred to above present fairly, in all material respects, the financial position of Balcor Pension Investors at December 31, 1996 and 1995, and results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon disposition of all its real estate interests. As described in Note 4 to the financial statments, the Partnership's remaining real estate interest is an investment in a note receivable collateralized by the commercial office building owned by an unrelated entity. The owner of the office building has filed for Chapter 11 bankruptcy protection. At December 31, 1996 the Partnership has provided an allowance equal to their equity in the note receivable. The Partnership will continue to operate until the bankruptcy proceedings are resolved and the Partnership can dispose of its remaining real estate interest at which time the Partnership will commence liquidation and dissolve.



                                     /s/ Coopers & Lybrand, L.L.P.

                                     COOPERS & LYBRAND, L.L.P.

Chicago, Illinois
March 24, 1997









                        REPORT OF INDEPENDENT AUDITORS

To the Partners of
Balcor Pension Investors:

We have audited the accompanying statments of partners' capital, income and expenses and cash flows of Balcor Pension Investors (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Pension Investors for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




                                    /s/ Ernst & Young LLP

                                    ERNST & YOUNG LLP


Chicago, Illinois
March 21, 1995
























                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  3,583,628    $  5,159,556
Accounts and accrued interest receivable           69,962         245,402
                                             -------------   -------------
                                                3,653,590       5,404,958
                                             -------------   -------------
Investment in loans receivable:
   Loans receivable - wrap-around mortgages    30,708,107      30,443,927
Less:
   Loans payable - underlying mortgages        21,547,919      21,547,919
   Allowance for potential loan losses          8,896,008       4,853,336
                                             -------------   -------------
Net investment in loans receivable                264,180       4,042,672

Real estate held for sale (net of allowance
  of $300,000 in 1995)                                          5,763,025
                                             -------------   -------------
                                                  264,180       9,805,697
                                             -------------   -------------
                                             $  3,917,770    $ 15,210,655
                                             =============   =============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      9,100    $     69,002
Due to affiliates                                  72,488          42,885
Other liabilities, principally real estate
   taxes and security deposits                                    147,277
Mortgage note payable                                             575,301
                                             -------------   -------------
     Total liabilities                             81,588         834,465
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (71,675
  Partnership Interests issued
  and outstanding)                              4,059,555      14,561,840

General Partner's deficit                        (223,373)       (185,650)
                                             -------------   -------------
     Total partners' capital                    3,836,182      14,376,190
                                             -------------   -------------
                                             $  3,917,770    $ 15,210,655
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                 Partners' Capital (Deficit) Accounts
                                 -----------------------------------------
                                                  General       Limited
                                    Total         Partner       Partners
                                 ------------- ------------- -------------

Balance at December 31, 1993     $ 18,857,965  $   (148,582) $ 19,006,547

Cash distributions (A)               (941,584)       (9,808)     (931,776)

Net income for the year
  ended December 31, 1994           1,465,209        14,652     1,450,557
                                 ------------- ------------- -------------
Balance at December 31, 1994       19,381,590      (143,738)   19,525,328

Cash distributions (A)             (2,681,399)      (18,672)   (2,662,727)

Net loss for the year
  ended December 31, 1995          (2,324,001)      (23,240)   (2,300,761)
                                 ------------- ------------- -------------
Balance at December 31, 1995       14,376,190      (185,650)   14,561,840

Cash distributions (A)             (7,654,628)      (37,723)   (7,616,905)

Net loss for the year
  ended December 31, 1996          (2,885,380)                 (2,885,380)
                                 ------------- ------------- -------------
Balance at December 31, 1996     $  3,836,182  $   (223,373) $  4,059,555
                                 ============= ============= =============


(A)  Summary of cash distributions paid per Limited Partnership
     Interest:

                                      1996          1995          1994
                                 ------------- ------------- -------------
              First Quarter      $      17.33  $       3.25  $       3.25
              Second Quarter             5.00          5.00          3.25
              Third Quarter             29.94         23.90          3.25
              Fourth Quarter            54.00          5.00          3.25

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                       1996          1995          1994
                                 ------------- ------------- -------------
Income:
  Interest on loans receivable   $    171,861  $  3,266,914  $  2,740,650
  Less interest on loans
    payable - underlying
    mortgages                         247,334     1,635,396     1,696,371
                                 ------------- ------------- -------------
  Net interest (expense) income
    on loans receivable               (75,473)    1,631,518     1,044,279
  Income from operations of
    real estate held for sale         286,949       697,288       740,966
  Interest on short-term
    investments                       266,392       298,646       270,449
  Recovery of loss on
    real estate                       300,000
                                 ------------- ------------- -------------
      Total income                    777,868     2,627,452     2,055,694
                                 ------------- ------------- -------------
Expenses:
  Provision for potential
    losses on loans
    and accrued
    interest receivable             4,617,973     4,200,000
  Participation expense related
    to sale of real estate            473,394
  General Partner management
    fees                              135,806        79,975        39,232
  Administrative                      482,576       671,478       551,253
                                 ------------- ------------- -------------
      Total expenses                5,709,749     4,951,453       590,485
                                 ------------- ------------- -------------
Net (loss) income before gain
  on sales of real estate
  and extraordinary item           (4,931,881)   (2,324,001)    1,465,209

Gain on sales of real estate        1,471,200
                                 ------------- ------------- -------------
Net (loss) income before
  extraordinary item             $ (3,460,681) $ (2,324,001) $  1,465,209

Extraordinary item:
   Gain on forgiveness of debt        575,301
                                 ------------- ------------- -------------
Net (loss) income                $ (2,885,380) $ (2,324,001) $  1,465,209
                                 ============= ============= =============

                              BALCOR PENSION INVESTORS
                          (An Illinois Limited Partnership)

                           STATEMENTS OF INCOME AND EXPENSES
                 for the years ended December 32, 1996, 1995, and 1994
                                      (Continued)

Loss before extaordinary
  item allocated
  to Limited Partners            $ (3,460,681)         None          None
                                 ============= ============= =============
Loss before extaordinary
  item per Limited
  Partnership Interest
  (71,675 issued and
  outstanding)                   $     (48.29)         None          None
                                 ============= ============= =============
Extraordinary item allocated
 to Limited Partners             $    575,301          None          None
                                 ============= ============= =============
Extraordinary item per Limited
  Partnership Interest (71,675
  issued and outstanding)        $       8.03          None          None
                                 ============= ============= =============
Net (loss) income allocated
  to General Partner             $       None       (23,240)       14,652
                                 ============= ============= =============
Net (loss) income allocated
  to Limited Partners            $ (2,885,380) $ (2,300,761) $  1,450,557
                                 ============= ============= =============
Net (loss) income per Limited
  Partnership Interest
  (71,675 issued and
  outstanding)                   $     (40.26) $     (32.10) $      20.24
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                     1996          1995          1994
                                 ------------- ------------- -------------
Operating activities:
  Net (loss) income              $ (2,885,380) $ (2,324,001) $  1,465,209
  Adjustments to reconcile
    net (loss) income to net
    cash provided by operating
    activities:
      Gain on forgiveness of debt    (575,301)
      Participation expense
       related to sale of
         real estate                  473,394
      Gain on sales of
        real estate                (1,471,200)
      Provision for potential
        losses on loans,
        real estate and accrued
        interest receivable         4,617,973     4,200,000
      Recovery of loss on
        real estate                  (300,000)
      Net change in:
        Accounts and accrued
          interest receivable         175,440       502,622      (527,099)
        Accounts and accrued
          interest payable            (59,902)     (254,428)       96,895
        Due to affiliates              29,603       (42,347)       45,954
        Other liabilities            (147,277)          359       (46,582)
                                 ------------- ------------- -------------
  Net cash (used in) provided
    by operating activities          (142,650)    2,082,205     1,034,377
                                 ------------- ------------- -------------
Investing activities:
  Proceeds from sales of
    real estate                     6,604,620                   4,050,000
  Distribution of proceeds to
    second mortgagee                 (167,194)
  Costs incurred in connection
    with sales of real estate        (216,076)                   (121,500)
  Improvements to property                                        (20,000)
                                 -------------               -------------
  Net cash provided by
    investing activities            6,221,350                   3,908,500
                                 -------------               -------------

Financing activities:
  Distributions to Limited
    Partners                       (7,616,905)   (2,662,727)     (931,776)
  Distributions to General
    Partner                           (37,723)      (18,672)       (9,808)
  Principal payments on
    underlying loans and
    mortgage notes payable                         (467,442)     (505,908)
  Repayment of underlying loans
    and mortgage notes payable                                 (2,453,858)
                                 ------------- ------------- -------------
  Net cash used in financing
    activities                     (7,654,628)   (3,148,841)   (3,901,350)
                                 ------------- ------------- -------------

Net change in cash and cash
  equivalents                      (1,575,928)   (1,066,636)    1,041,527
Cash and cash equivalents at
  beginning of period               5,159,556     6,226,192     5,184,665
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of period                  $  3,583,628  $  5,159,556  $  6,226,192
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Partnership's Business:

Balcor Pension Investors (the "Partnership") has an investment in a wrap-around loan receivable collateralized by a property located in Washington, D.C.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. While it is the Partnership's intent to complete the disposition of its remaining asset, the bankruptcy of the borrower on the North Capitol Office Building loan may prevent the loan from being repaid. The timing of the termination of the Partnership and final distribution of cash will also depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the disposition of the Partnership's interest in the North Capitol Office Building. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease terms. Service income includes reimbursements of operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(c) The Partnership records wrap-around mortgage loans at the face amount of the mortgage instrument which includes the outstanding indebtedness of the borrower under the terms of the underlying mortgage obligations. The underlying mortgage obligations are recorded as a reduction of the wrap-around mortgage loan and the resulting balance represents the Partnership's net advance to the borrower. The Partnership is responsible for making periodic payments to the underlying mortgage lender only to the extent that payments as required by the wrap-around mortgage agreement are received by the Partnership from the borrower.

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." Under SFAS 121, the General Partner periodically assessed, but not less than on an annual basis, the fair value of its real estate properties held for sale. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. Changes in a property's fair value were recorded by an adjustment to the property allowance account and was recognized in the income statement as an increase or decrease through recovery income or a provision for loss in the period the change in fair value was determined. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in may cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g)  Cash  and  cash  equivalents  include  all  unrestricted,  highly   liquid
investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated no loss in 1996 for financial statement purposes.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

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

4. Investment in Loans Receivable:

(a) The North Capitol Office Building wrap-around loan receivable and underlying loan payable had balances of $30,443,927 and $21,547,919, respectively, at December 31, 1996. The loan receivable bore an interest rate of 8.14% and matured on December 1, 1995, and the borrower failed to make the principal payment due. Pursuant to a forbearance agreement dated January 24, 1996, the Partnership agreed not to exercise its rights against the borrower through March 1, 1996.

The borrower continued to make monthly interest-only payments on the loan while negotiations with the Partnership for repayment continued. The borrower did not make the March 1996 monthly interest payment, and the loan was placed in default in March 1996. On March 22, 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. The General Partner is reviewing the borrower's bankruptcy filing and will take such actions as are necessary to protect the Partnership's interests.

At December 31, 1996 and 1995 the North Capitol Office Building loan in the amount of $30,443,927 was classified as nonaccrual ("impaired loan") as a result of delinquency with the terms of loan agreement. The loan has a related allowance for losses of $8,896,008 at December 31, 1996 and $4,853,336 at December 31, 1995. Net interest income relating to the impaired loan would have been $118,164 in 1996, $245,466 in 1995 and $247,284 in 1994. Net interest
(expense) income from the impaired loan included in the accompanying Statements of Income and Expenses amounted to $(84,279) in 1996, $135,389 in 1995 and $90,605 in 1994.

(b) In connection with the sale of Nob Hill Apartments - Phase I, the Partnership received a $264,180 promissory note as a portion of the sale price. The note bore interest at a rate of 8% and was payable in monthly installments
of interest  only through  maturity in  December  1996.   Full payment  of  the
promissory note was received by the Partnership in January 1997. See Note 10 of Notes to Financial Statements for additional information.

5. Management Agreement:

The properties owned by the Partnership were under management agreements with a third-party management company. The agreements provided for annual fees of 5% of gross operating receipts for the residential property, and a range of 3% to 6% of gross operating receipts for the commercial property.

6. Mortgage Note Payable:

Mortgage note payable had a balance of $575,301 at December 31, 1995. This first mortgage loan related to one of the buildings within Normandy Mall. Real estate held for sale with an aggregate carrying value of $575,301 at December 31, 1995 was pledged as collateral for repayment of the mortgage loan. Title to the property was relinquished through foreclosure in 1996. See Note 9 of Notes to Financial Statements for additional information.

During the year ended December 31, 1994, the Partnership incurred and paid interest expense of $72,493 on the mortgage note payable. No interest expense was incurred or paid in 1995.

7. Allowances for Losses on Loans and Real Estate Held for Sale:

Activity recorded in the allowances for losses on loans and real estate held for sale during the three years ended December 31, 1996 is described in the table below:

                                    1996          1995          1994
                                ------------  -----------    -----------
   Loans:
    Balance at beginning of
     year                      $  4,853,336   $ 2,222,781    $ 2,222,781

    Provision charged to
     income                       4,042,672     3,900,000
    Direct write-off of loans
     against allowance                        (1,269,445)
                                ------------  -----------    -----------
    Balance at the end of
     the year                  $  8,896,008   $ 4,853,336    $ 2,222,781
                                ============  ===========    ===========

   Real Estate Held for Sale:
    Balance at beginning of
     year                      $    300,000         None    $ 1,288,000
    Recovery charged to
     income                        (300,000)
    Provision charged to
     income                         575,301  $   300,000
    Direct write-off of real
     estate held for sale          (575,301)
     against allowance                                       (1,288,000)
                                -----------   ------------   -----------
    Balance at the end of
     the year                  $      None   $   300,000    $      None
                                ============  ============   ===========

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended         Year Ended         Year Ended
                             12/31/96           12/31/95           12/31/94
                          --------------    ---------------    ---------------
                           Paid  Payable     Paid   Payable     Paid   Payable
                          ------ -------    ------  -------    ------  -------

Mortgage servicing fees  $ 10,160 $   847   $13,759  $   847  $17,477    $1,161
Property management fees     None    None      None     None   84,507      None
General Partner manage-
  ment fees               150,896    None    74,693   15,090   39,232     9,808
Reimbursement of expenses
  to the General Partner,
  at cost:

    Accounting             12,456  10,710    53,162    4,536   64,966    27,448
    Data processing         2,841   1,095    10,457    1,468   21,334     3,097
    Investor communica-
      tions                  None    None     9,864     None   23,761     8,320
    Legal                   8,262   7,020    11,235    1,618    7,586     3,252
    Portfolio management   34,484  38,807    99,019   14,586   44,197    25,227
    Property sales
     administration        17,688  14,009    16,516    4,716      137     4,262
    Other                    None    None     3,047       24    9,870     2,657

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $3,529, $25,764 and $27,195 in 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

9. Disposition of Property Acquired through Foreclosure and Extraordinary Item:

In February 1991, the Partnership acquired title to the Normandy Mall and Norwood Plaza shopping centers through foreclosure. These properties had two underlying mortgage loans from separate lenders. One loan related to one of the buildings within Normandy Mall and the other underlying loan related to the remainder of the property. In July 1993, title to these properties, with the exception of the one building (the "Building") within Normandy Mall discussed above in Note 4, was conveyed to the lender pursuant to a settlement agreement. The first mortgage loan collateralized by the Building was held by a different third party lender, Gulf Life Insurance Company ("Gulf Life"), who commenced foreclosure proceedings in January 1995. Gulf Life subsequently sold the loan to American Mortgage Acquisition Corporation ("American"). A foreclosure sale of the Building took place in March 1996 and American made a successful bid and obtained title to the Building in April 1996.

In connection with the foreclosure, the Partnership recognized a $575,301 extraordinary gain on forgiveness of debt. In addition, the Partnership recognized a $575,301 provision for losses equal to the carrying value of the building. The Partnership has no further interest in the Building or the remainder of Normandy Mall and Norwood Plaza.

10. Sales of Real Estate:

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

These expenses, which total $473,394 have been classified as participation expense on the income statement. The Partnership also paid $3,088 of selling costs related to the sale. The basis of the property was $2,326,143. For financial statement purposes, the Partnership recognized a gain of $70,769 from the sale of the property.

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

11. Settlement of Litigation:

A settlement has received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The settlement had no material impact on the Partnership.

12. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable, accounts payable and loan receivable approximates fair value.

Based on borrowing rates available to the Partnership at the end of 1996 and 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

13. Subsequent Events:
(a) In January 1997, the Partnership paid $358,375 to Limited Partners representing the quarterly distribution of available Cash Flow of $5.00 per Interest for the fourth quarter of 1996.

(b) In February 1997, the General Partner made a settlement payment of $16,976 ($.27 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. vs. Balcor Pension Investors, et. al. class action lawsuit.