Form 10-Q
period 1997-03-31
BALCOR PENSION INVESTORS
filed 1997-05-09
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   3,488,203  $   3,583,628
Accounts and accrued interest receivable            42,481         69,962
                                             -------------- --------------
                                                 3,530,684      3,653,590
                                             -------------- --------------
Investment in loans receivable:
   Loans receivable - wrap-around mortgage      30,443,927     30,708,107
Less:
   Loans payable - underlying mortgage          21,547,919     21,547,919
   Allowance for potential loan loss             8,896,008      8,896,008
                                             -------------- --------------
Net investment in loans receivable                       0        264,180
                                             -------------- --------------
                                             $   3,530,684  $   3,917,770
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                            $       9,100
Due to affiliates                            $      70,194         72,488
                                             -------------- --------------
     Total liabilities                              70,194         81,588
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (71,675
  Partnership Interests issued
  and outstanding)                               3,669,023      4,059,555

General Partner's deficit                         (208,533)      (223,373)
                                             -------------- --------------
     Total partners' capital                     3,460,490      3,836,182
                                             -------------- --------------
                                             $   3,530,684  $   3,917,770
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                   1997           1996
                                             -------------- --------------
Income:
  Interest on loans receivable                              $     163,055
  Less interest on loans payable -
    underlying mortgages                                          123,667
                                                            --------------
  Net interest income on loans
    receivable                                                     39,388
  Income from operations of real estate
    held for sale                                                 210,982
  Interest on short-term investments         $      47,308         55,694
                                             -------------- --------------
      Total income                                  47,308        306,064
                                             -------------- --------------
Expenses:
  Provision for potential losses on
    real estate                                                   575,301
  General Partner management fees                   15,095         15,090
  Administrative                                    57,240         82,995
                                             -------------- --------------
      Total expenses                                72,335        673,386
                                             -------------- --------------
(Loss) before extraordinary item                   (25,027)      (367,322)

Extraordinary item:
  Gain on forgiveness of debt                                     575,301
                                             -------------- --------------
Net (loss) income                            $     (25,027) $     207,979
                                             ============== ==============
(Loss) before extraordinary item
  allocated to General Partner               $        (250) $      (3,673)
                                             ============== ==============
(Loss) before extraordinary item
  allocated to Limited Partners              $     (24,777) $    (363,649)
                                             ============== ==============
(Loss) before extraordinary item
  per Limited Partnership Interest
  (71,675 issued and outstanding)            $       (0.35) $       (5.07)
                                             ============== ==============
Extraordinary item allocated to General
  Partner                                             None  $       5,753
                                             ============== ==============
Extraordinary item allocated to Limited
  Partners                                            None  $     569,548
                                             ============== ==============

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)
                                  (Continued)

Extraordinary item per Limited
  Partnership Interest (71,675 issued
  and outstanding)                                    None  $        7.94
                                             ============== ==============
Net (loss) income allocated
  to General Partner                         $        (250) $       2,080
                                             ============== ==============
Net (loss) income allocated
  to Limited Partners                        $     (24,777) $     205,899
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (71,675 issued and outstanding)   $       (0.35) $        2.87
                                             ============== ==============
Distribution to General Partner              $       3,772  $       3,772
                                             ============== ==============
Settlement Distribution to Limited Partners  $       7,380           None
                                             ============== ==============
Distribution to Limited Partners             $     358,375  $   1,242,128
                                             ============== ==============
Distribution per Limited Partnership
  Interest                                   $        5.00  $       17.33
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $     (25,027) $     207,979
  Adjustments to reconcile net (loss)
    income to net cash provided by
    operating activities:
      Gain on forgiveness of debt                                (575,301)
      Provision for potential losses on
        real estate                                               575,301
      Net change in:
        Accounts and accrued interest
          receivable                                27,481        (16,476)
        Accounts and accrued interest payable       (9,100)        59,124
        Due to affiliates                           (2,294)         5,478
        Other liabilities                                          48,275
                                             -------------- --------------
  Net cash (used in) provided by
    operating activities                            (8,940)       304,380
                                             -------------- --------------
Investing activities:
  Collection of principal payments on
  loans receivable                                 264,180
                                             --------------
  Cash provided by investing activities            264,180
                                             --------------
Financing activities:
  Distribution to Limited Partners                (365,755)    (1,242,128)
  Distribution to General Partner                   (3,772)        (3,772)
  Contribution by General Partner                   18,862
                                             -------------- --------------
  Net cash used in financing activities           (350,665)    (1,245,900)
                                             -------------- --------------
Net change in cash and cash equivalents            (95,425)      (941,520)
Cash and cash equivalents at beginning
  of period                                      3,583,628      5,159,556
                                             -------------- --------------
Cash and cash equivalents at end of period   $   3,488,203  $   4,218,036
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. While it is the Partnership's intent to complete the disposition of its remaining asset, the bankruptcy of the borrower on the North Capitol Office Building loan may prevent the loan from being repaid. The timing of the termination of the Partnership and final distribution of cash will also depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the disposition of the Partnership's interest in the North Capitol Office Building. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                        Paid      Payable
                                    ------------  ---------

   Mortgage servicing fees             $ 2,540     $   847
   General Partner management fees      15,095        None
   Reimbursement of expenses to
     the General Partner, at cost        6,186      69,347

The General Partner made a contribution of $18,862 in connection with the settlement of certain litigation as further discussed in Note 4 of Notes to Financial Statements.

4. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $18,862 to the Partnership of which the plaintiffs' counsel received $1,886 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of $16,976 ($.27 per Interest) to members of the class pursuant to the settlement. Of the total settlement amount, $7,380 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $9,596 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

5. Repayment of Note Receivable:

In January 1997, the Partnership received $264,180 in full payment of the promissory note received by the Partnership in connection with the 1996 sale of the Nob Hill Apartments - Phase I.

6. Subsequent Event:

In April 1997, the Partnership paid a distribution to Limited Partners from cash reserves of $1,969,630 ($27.48 per Interest).

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Income from operations of the Huntington Plaza Shopping Center and Nob Hill Apartments - Phase I ceased due to the sale of the properties in 1996. As a result, the Partnership recognized a net loss during the quarter ended March 31, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

The North Capitol Office Building wrap-around loan was placed on non-accrual status in December 1995 when the borrower did not make the payment due upon the maturity of the loan. For non-accrual loans, income is recorded only as cash payments are received from the borrower. In March 1996, the borrower discontinued the monthly payments required on the wrap-around loan pursuant to a forbearance agreement. As a result, the Partnership did not recognize interest income on loans receivable in 1997. The funds advanced by the Partnership for this loan total approximately $4,100,000, representing 6.4% of original funds advanced. This loan is fully reserved.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. The Partnership sold the Huntington Plaza Shopping Center and the Nob Hill Apartments - Phase I in May 1996 and July 1996, respectively. As a result, operations of real estate held for sale ceased during 1997.

Interest income on short-term investments decreased primarily as a result of lower average cash balances in 1997 as compared to 1996, due to a special distribution made in January 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties, a borrower's ability to repay a loan, or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. The Partnership did not recognize any provisions on its remaining loan during 1997 or 1996. The Partnership recognized a provision of $575,301 during 1996 in connection with the foreclosure of the remaining building to which the Partnership held title in the Normandy Mall.

Legal fees, professional fees and other expenses incurred in 1996 relating to litigation for Normandy Mall resulted in a decrease in administrative expenses during 1997 when compared to 1996.

During 1996, the Partnership recognized a $575,301 extraordinary gain on forgiveness of debt in connection with the foreclosure of the remaining building to which it held title in the Normandy Mall.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $95,000 when compared to December 31, 1996. The Partnership used cash of approximately $9,000 for operating activities. The revenue generated primarily by interest income on short-term investments was fully offset by the payment of administrative expenses and general partner management fees. Cash flow of approximately $264,000 from investing activities was generated by the repayment of the Nob Hill Apartments - Phase I note receivable. The Partnership's financing activities consisted primarily of the payment of distributions to the Partners totaling approximately $370,000 and a contribution by the General Partner of approximately $19,000 in connection with the settlement of certain litigation.

In April 1997, the Partnership made a distribution of $1,969,630 ($27.48 per $1,000 Interest) from cash reserves to the holders of Limited Partnership Interests. No additional quarterly distributions are expected. To date, Limited Partners have received cumulative distributions of $1,847.56 per $1,000 Interest, of which $1,216.41 represents Cash Flow from operations and $631.15 represents a return of Original Capital.

In February 1997, the General Partner made a settlement payment of $16,976 ($.27 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. vs. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $18,862 to the Partnership of which the plaintiffs' counsel received $1,886 pursuant to the settlement agreement. Of the total settlement amount, $7,380 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $9,596 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

While it is the Partnership's intent to complete the disposition of its remaining asset, the bankruptcy of the borrower on the North Capitol Office Building loan may prevent the loan from being repaid. The timing of the termination of the Partnership and final distribution of cash will also depend upon the nature and extent of liabilities and contingencies which exist or may arise. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the disposition of the Partnership's interest in the North Capitol Office Building. In the event a contingency arises, reserves may be held by the Partnership for a longer period of time.

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

(27) Financial Data Schedule of the Registrant for the three month period ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR PENSION INVESTORS



                              By:  /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Mortgage Advisors, the General Partner



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting
                                  Officer) of Balcor Mortgage
                                  Advisors, the General Partner



Date: May 8, 1997
     -----------------