Form 10-Q
period 1997-06-30
BALCOR PENSION INVESTORS
filed 1997-08-07
CIK 225075

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                  1997            1996
                                            --------------   -------------
Cash and cash equivalents                   $   2,462,863    $  3,583,628
Accounts and accrued interest receivable            8,398          69,962
                                            --------------   -------------
                                                2,471,261       3,653,590
                                            --------------   -------------
Investment in loans receivable:
   Loans receivable - wrap-around mortgages                    30,708,107
Less:
   Loan payable - underlying mortgage                          21,547,919
   Allowance for potential loan loss                            8,896,008
                                                             -------------
Net investment in loans receivable                                264,180
                                            --------------   -------------
                                            $   2,471,261    $  3,917,770
                                            ==============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                             $      9,100
Due to affiliates                           $      56,662          72,488
                                            --------------   -------------
     Total liabilities                             56,662          81,588
                                            --------------   -------------
Commitments and contingencies

Limited Partners' capital (71,675
  Partnership Interests issued
  and outstanding)                              2,624,120       4,059,555

General Partner's deficit                        (209,521)       (223,373)
                                            --------------   -------------
     Total Partners' capital                    2,414,599       3,836,182
                                            --------------   -------------
                                            $   2,471,261    $  3,917,770
                                            ==============   =============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)


                                                 1997             1996
                                            --------------   -------------
Income:
  Interest on loans receivable                               $    163,055
  Less interest on loan payable -
    underlying mortgage                                           123,667
                                                             -------------
  Net interest income on loans
    receivable                                                     39,388
  Income from operations of real estate
    held for sale                                                 359,295
  Interest on short-term investments        $      73,633         110,093
  Recovery of losses on loans, real
    estate and accrued interest receivable      1,000,000         300,000
                                            --------------   -------------
      Total income                              1,073,633         808,776
                                            --------------   -------------

Expenses:
  Provision for loss on real estate                               575,301
  Participation expense related to sale
    of real estate                                                473,394
  General Partner management fees                  15,095          45,269
  Administrative                                  159,826         294,992
                                            --------------   -------------
      Total expenses                              174,921       1,388,956
                                            --------------   -------------
Income (loss) before gain on sale of
  real estate and extraordinary item              898,712        (580,180)

Gain on sale of real estate                                        70,769
                                            --------------   -------------
Income (loss) before extraordinary item           898,712        (509,411)

Extraordinary item:
  Gain on forgiveness of debt                                     575,301
                                            --------------   -------------
Net income                                  $     898,712    $     65,890
                                            ==============   =============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


                                                  1997            1996
                                            --------------   -------------
(Loss) before extraordinary item
  allocated to General Partner              $      (1,238)   $     (5,094)
                                            ==============   =============
Income (loss) before extraordinary item
  allocated to Limited Partners             $     899,950    $   (504,317)
                                            ==============   =============
Income (loss) before extraordinary item
  per Limited Partnership Interest
  (71,675 issued and outstanding)           $       12.56    $      (7.03)
                                            ==============   =============
Extraordinary item allocated to General
  Partner                                            None    $      5,753
                                            ==============   =============
Extraordinary item allocated to Limited
  Partners                                           None    $    569,548
                                            ==============   =============
Extraordinary item per Limited
  Partnership Interest (71,675 issued
  and outstanding)                                   None    $       7.94
                                            ==============   =============
Net (loss) income allocated
  to General Partner                        $      (1,238)   $        659
                                            ==============   =============
Net income allocated to Limited Partners    $     899,950    $     65,231
                                            ==============   =============
Net income per Limited Partnership Interest
  (71,675 issued and outstanding)           $       12.56    $       0.91
                                            ==============   =============
Distributions to General Partner            $       3,772    $      7,544
                                            ==============   =============
Settlement Distribution to Limited Partners $       7,380            None
                                            ==============   =============
Distributions to Limited Partners           $   2,328,005    $  1,600,503
                                            ==============   =============
Distributions per Limited Partnership
  Interest                                  $       32.48    $      22.33
                                            ==============   =============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------   -------------
Income:
  Income from operations of real estate
    held for sale                                            $    148,313
  Interest on short-term investments        $      26,325          54,399
  Recovery of losses on loans, real
    estate and accrued interest receivable      1,000,000         300,000
                                            --------------   -------------
      Total income                              1,026,325         502,712
                                            --------------   -------------

Expenses:
  Participation expense related to sale
    of real estate                                                473,394
  General Partner management fees                                  30,179
  Administrative                                  102,586         211,997
                                            --------------   -------------
      Total expenses                              102,586         715,570
                                            --------------   -------------
Income (loss) before gain on sale
  of real estate                                  923,739        (212,858)

Gain on sale of real estate                                        70,769
                                            --------------   -------------
Net income (loss)                           $     923,739    $   (142,089)
                                            ==============   =============
Net (loss) allocated to General
  Partner                                   $        (988)   $     (1,421)
                                            ==============   =============
Net income (loss) allocated to Limited
  Partners                                  $     924,727    $   (140,668)
                                            ==============   =============
Net income (loss) per Limited Partnership
  Interest (71,675 issued and outstanding)  $       12.91    $      (1.96)
                                            ==============   =============
Distribution to General Partner                      None    $      3,772
                                            ==============   =============
Distribution to Limited Partners            $   1,969,630    $    358,375
                                            ==============   =============
Distribution per Limited Partnership
  Interest                                  $       27.48    $       5.00
                                            ==============   =============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997            1996
                                            --------------   -------------
Operating activities:
  Net income                                $     898,712    $     65,890
  Adjustments to reconcile net income
    to net cash used in or
    provided by operating  activities:
      Gain on forgiveness of debt                                (575,301)
      Gain on sale of real estate                                 (70,769)
      Participation expense related to
        sale of real estate                                       473,394
      Provision for  loss on
        real estate                                               575,301
      Recovery of losses on loans,
        real estate and accrued
        interest receivable                    (1,000,000)       (300,000)
      Net change in:
        Accounts and accrued interest
          receivable                               61,564          20,650
        Accounts and accrued interest
          payable                                  (9,100)        (11,186)
        Due to affiliates                         (15,826)         26,838
        Other liabilities                                         (66,494)
                                            --------------   -------------
  Net cash used in or provided
    by operating activities                       (64,650)        138,323
                                            --------------   -------------

Investing activities:
  Proceeds from sale of
    loan receivable                             1,000,000
  Collection of principal payments
    on loan receivable                            264,180
  Proceeds from sale of real estate                             2,093,800
  Distribution of proceeds to Second
    Mortgagee                                                    (167,194)
  Costs incurred in connection with sale
    of real estate                                                 (3,088)
                                            --------------   -------------
  Net cash provided by investing activities     1,264,180       1,923,518
                                            --------------   -------------

                           BALCOR PENSION INVESTORS
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Financing activities:
  Distributions to Limited Partners            (2,335,385)     (1,600,503)
  Distributions to General Partner                 (3,772)         (7,544)
  Contribution by General Partner                  18,862
                                            --------------   -------------
  Net cash used in financing activities        (2,320,295)     (1,608,047)
                                            --------------   -------------
Net change in cash and cash equivalents        (1,120,765)        453,794
Cash and cash equivalents at beginning
  of period                                     3,583,628       5,159,556
                                            --------------   -------------
Cash and cash equivalents at end of period  $   2,462,863    $  5,613,350
                                            ==============   =============


The accompanying notes are an integral part of the financial statements.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated a loss for financial statement purposes during 1997.

2. Partnership Termination:

Pursuant to the Partnership Agreement, when all interests in real estate and loans are sold or otherwise disposed of and the General Partner determines there are no remaining contingencies, the Partnership will be dissolved. In June 1997, the Partnership sold its remaining asset, the North Capitol Office Building loan, which proceeds were distributed to the Limited Partners in July 1997. The Partnership expects to issue a final distribution and be terminated in September 1997. In the event a contingency arises, the Partnership will not be terminated and reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Mortgage servicing fees          $    2,540        None      $  3,387
   General Partner management fees      15,095        None          None
   Reimbursement of expenses to
     the General Partner, at cost       41,661     $35,475        53,275


The General Partner made a contribution of $18,862 in connection with the settlement of certain litigation as further discussed in Note 6 of Notes to Financial Statements.

4. Sale of Loan Receivable:

In June 1997, the Partnership sold the North Capitol Building wrap-around loan receivable for a sale price of $1,000,000. The purchaser acquired the loan receivable subject to the existing underlying loans. Prior to the sale, the note receivable and underlying loan balances were approximately $30,444,000 and $21,548,000, respectively. The Partnership recognized a recovery of $1,000,000 and wrote off the previously established allowance for losses related to this loan of $7,896,008.

5. Repayment of Note Receivable:

In January 1997, the Partnership received $264,180 in full payment of the promissory note received by the Partnership in connection with the 1996 sale of the Nob Hill Apartments - Phase I.

6. Settlement of Litigation:

A settlement received final approval by the court in November 1996 in the class action, Paul Williams and Beverly Kennedy, et. al. v. Balcor Pension Investors, et. al. upon the terms described in the notice to class members in September 1996. The General Partner made a contribution of $18,862 to the Partnership of which the plaintiffs' counsel received $1,886 pursuant to the settlement agreement. In February 1997, the General Partner made a settlement payment of the remaining $16,976 ($.27 per Interest) to members of the class pursuant to the settlement. Of the remaining settlement amount, $7,380 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $9,596 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements. The settlement had no material impact on the Partnership.

7. Subsequent Event:

In July 1997, the Partnership paid a distribution to Limited Partners of $999,867 ($13.95 per Interest) from Mortgage Reductions received in connection with the sale of the North Capitol Office Building loan.

                           BALCOR PENSION INVESTORS
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Pension Investors (the "Partnership") was formed in 1977 to invest in wrap-around mortgage loans and, to a lesser extent, in other junior mortgage loans and first mortgage loans. The Partnership raised $71,675,000 through the sale of Limited Partnership Interests and utilized these proceeds to fund thirty-six loans. During June 1997, the Partnership sold the remaining asset in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

During the quarter ended June 30, 1997, the Partnership sold the North Capitol Office Building loan and recognized a recovery of a previously established loss allowance related to the loan. As a result, the Partnership recognized an increase in net income during the six months ended June 30, 1997 as compared to the same period in 1996, and recognized net income for the quarter ended June 30, 1997 as compared to a net loss for the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

The North Capitol Office Building wrap-around loan was placed on non-accrual status in December 1995 when the borrower did not make the payment due upon the maturity of the loan. For non-accrual loans, income was recorded only as cash payments were received from the borrower. In March 1996, the borrower commenced proceedings under Chapter 11 of the U.S. Bankruptcy Code. As a result, the Partnership did not recognize interest income on loans receivable in 1997 or the quarter ended June 30, 1996. The Partnership sold this loan during June 1997. See Note 4 of Notes to Financial Statements for additional information.

Operations of real estate held for sale represent the net operations of those properties acquired by the Partnership through foreclosure. The Partnership sold the Huntington Plaza Shopping Center and the Nob Hill Apartments - Phase I in May 1996 and July 1996, respectively. As a result, operations of real estate held for sale ceased during 1997.

Interest income on short-term investments decreased primarily as a result of lower average cash balances during 1997 as compared to 1996, due to sale proceeds received in 1996 which were invested in short-term investments prior to being distributed to Limited Partners.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties, a borrower's ability to repay a loan, or in the value of the collateral property. Determinations of fair value are made periodically on the basis of performance under the terms of the loan agreement and assessments of property operations. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the quarter ended June 30, 1997, the Partnership recognized a recovery of $1,000,000 and wrote off the remaining previously established loss allowance of $7,896,008 related to the North Capitol Office Building loan. The Partnership did not recognize any provisions on its loan during 1997. During the six months ended June 30, 1996, the Partnership recognized a provision of $575,301 in connection with the foreclosure of the remaining building to which the Partnership held title in the Normandy Mall, and during the quarter ended June 30, 1996 the Partnership recognized a recovery of $300,000 related to the Huntington Plaza Shopping Center.

During the second quarter of 1996, the Partnership recognized a gain of $70,769 and participation expense of $473,394 in connection with the sale of Huntington Plaza Shopping Center.

As a result of the discontinuance of quarterly distributions to Partners from Cash Flow during the first quarter of 1997, General Partner management fees decreased during 1997 as compared to 1996.

Legal fees incurred in 1996 relating to the Huntington Plaza Shopping Center and professional fees incurred in 1996 relating to the valuation of the Partnership's real estate, resulted in a decrease in administrative expenses during 1997 when compared to 1996.

During 1996, the Partnership recognized an extraordinary gain on forgiveness of debt of $575,301 in connection with the foreclosure of the remaining building to which it held title in the Normandy Mall.


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of June 30, 1997 decreased by approximately $1,121,000 when compared to December 31, 1996, primarily due to the distribution of cash reserves to Limited Partners in April 1997 which was partially offset by the $1,000,000 received from the sale of the North Capitol Office Building loan. The Partnership used cash of approximately $65,000 in operating activities. The revenue generated by interest income on short-term investments was fully offset by the payment of administrative expenses and General Partner management fees. Cash flow of approximately $1,264,000 from investing activities was generated from the sale of the North Capitol Office Building loan and the repayment of the Nob Hill Apartments - Phase I note receivable. The Partnership's financing activities consisted primarily of the payment of distributions to the Partners totaling approximately $2,339,000 and a contribution by the General Partner of approximately $19,000 in connection with the settlement of certain litigation.

In June 1997, the Partnership sold the North Capitol Office Building wrap-around loan for $1,000,000. The purchaser acquired the loan receivable subject to the existing underlying loans. The net proceeds were distributed to the Limited Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

In July 1997, the Partnership made a distribution of $999,867 ($13.95 per $1,000 Interest) to the holders of Limited Partnership Interests from Mortgage Reductions received in connection with the sale of the North Capitol Office Building loan. To date, Limited Partners have received cumulative distributions of $1,861.51 per $1,000 Interest, of which $1,216.41 represents Cash Flow from operations and $645.10 represents a return of Original Capital.

In February 1997, the General Partner made a settlement payment of $16,976 ($.27 per $1,000 Interest) to members of the class pursuant to the settlement approved by the court in November 1996 in the Paul Williams and Beverly Kennedy et. al. vs. Balcor Pension Investors, et. al. class action lawsuit. The General Partner made a contribution of $18,862 to the Partnership of which the plaintiffs' counsel received $1,886 pursuant to the settlement agreement. Of the remaining settlement amount, $7,380 was paid to original investors who held their Limited Partnership Interests at the date of the settlement and was recorded as a distribution to Limited Partners in the Financial Statements. The remaining portion of the settlement of $9,596 was paid to original investors who previously had sold their Interests in the Partnership. This amount was recorded as an administrative expense in the Financial Statements.

Pursuant to the Partnership Agreement, when all interests in real estate and loans are sold or otherwise disposed of and the General Partner determines there are no remaining contingencies, the Partnership will be dissolved. In June 1997, the Partnership sold its remaining asset, the North Capitol Office Building loan, which proceeds were distributed to the Limited Partners in July 1997. The Partnership expects to issue a final distribution and be terminated in September 1997. In the event a contingency arises, the Partnership will not be terminated and reserves may be held by the Partnership for a longer period of time.

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

(c) Loan Purchase and Sale Agreement relating to the sale of the Partnership's interest in a loan collateralized by the North Capitol Office Buildings, Washington, D.C. previously filed as Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 9, 1997, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K:

A current Report on Form 8-K dated June 9, 1997 was filed reporting the sale of the Partnership's interest in the loan collateralized by the North Capitol Office Buildings, Washington, D.C.

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



Date: August 7, 1997
     -----------------